Form 10-Q
period 1999-06-30
KEITH COMPANIES INC
filed 1999-08-26
CIK 1080922

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999
                    Commission File Number         0-19655



                           THE KEITH COMPANIES, INC.
                               ----------------
            (Exact name of registrant as specified in its charter)



               California                               33-0203193
    ---------------------------------            ------------------------
    (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)               Identification No.)



               2955 REDHILL AVENUE, COSTA MESA, CALIFORNIA 92626
                    --------------------------------------
             (Address of principal executive offices and zip code)

      Registrant's telephone number, including area code:  (714) 540-0800



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes            No   X*
-------        -------

The number of shares outstanding of the registrant's common stock on July 31, 1999 was 5,059,708

*This is the registrant's first periodic report filed after its initial public offering.

                  THE KEITH COMPANIES, INC. AND SUBSIDIARIES

                                     INDEX

                                                                                            PAGE NO.
PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Condensed Consolidated Balance Sheets                                          2

                    Consolidated Statements of Income                                              3

                    Pro Forma Consolidated Statements of Income                                    4

                    Condensed Consolidated Statements of Cash Flows                                5

                    Notes to the Condensed Consolidated Financial Statements                       6

          Item 2.   Management's Discussion and Analysis of
                         Financial Condition and Results of Operations                            12


          Item 3.   Qualitative and Quantitative Disclosures about Market Risk                    17

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                                                             18

          Item 2.   Changes in Securities and Use of Proceeds                                     18

          Item 4.   Submission of Matters to a Vote of Security Holders                           19

          Item 6.   Exhibits and Reports on Form 8-K                                              19

  Signatures                                                                                      20


                        PART I.  FINANCIAL INFORMATION
                         Item 1.  Financial Statements

                  THE KEITH COMPANIES, INC. AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets (Note 1)
                                  (Unaudited)

                                                                                     June  30,     December 31,
       Assets                                                                          1999           1998
                                                                                   ------------   --------------
Current assets:
  Cash                                                                             $     74,000   $      457,000
  Contracts and trade receivables, net of allowance for doubtful accounts of
    $365,000 and $364,000 at June 30, 1999 and December 31, 1998,
    respectively                                                                      5,606,000        5,582,000
  Costs and estimated earnings in excess of billings                                  4,632,000        3,783,000
  Prepaid expenses and other current assets                                             566,000          534,000
  Deferred offering costs                                                             1,134,000          291,000
  Deferred tax assets                                                                         -          270,000
                                                                                   ------------   --------------
         Total current assets                                                        12,012,000       10,917,000

Equipment and improvements, net                                                       2,979,000        2,862,000
Goodwill, net of accumulated amortization of $21,000 and $10,000 at June 30,
 1999 and December 31, 1998, respectively                                               550,000          621,000
Other assets                                                                            287,000          130,000
                                                                                   ------------   --------------
         Total assets                                                              $ 15,828,000   $   14,530,000
                                                                                   ============   ==============
       Liabilities and Stockholders' equity (Deficit)
Current liabilities:
  Short-term borrowings                                                            $  4,731,000   $            -
  Current portion of long-term debt and capital lease obligations                     1,374,000        1,488,000
  Trade accounts payable                                                                698,000        1,221,000
  Accrued employee compensation                                                       2,252,000        1,720,000
  Accrued liabilities to related parties                                                234,000          185,000
  Other accrued liabilities                                                           1,303,000          688,000
  Deferred tax liabilities                                                              313,000                -
  Billings in excess of costs and estimated earnings                                    374,000          435,000
                                                                                   ------------   --------------
         Total current liabilities                                                   11,279,000        5,737,000

Long-term debt and capital lease obligations, less current portion                      753,000        5,778,000
Notes payable to related parties                                                      2,401,000        2,401,000
Other liabilities                                                                       275,000          485,000

Redeemable securities                                                                   544,000          430,000
                                                                                   ------------   --------------
Stockholders' equity (deficit):
  Preferred stock, $0.001 par value.  Authorized 5,000,000 shares; no shares
    issued or outstanding                                                                     -                -
  Common stock, $0.001 par value.  Authorized 100,000,000 shares at June 30,
    1999 and December 31, 1998; issued and outstanding 3,485,634 shares at
    June 30, 1999 and December 31, 1998                                                   3,000            3,000
  Additional paid-in capital                                                            538,000          652,000
  Retained earnings (accumulated deficit)                                                35,000         (956,000)
                                                                                   ------------   --------------
         Total stockholders' equity (deficit)                                           576,000         (301,000)
                                                                                   ------------   --------------
Commitments and contingencies (Notes 1, 3 and 5)
         Total liabilities and stockholders' equity (deficit)                      $ 15,828,000   $   14,530,000
                                                                                   ============   ==============


  See accompanying notes to the condensed consolidated financial statements.

                  THE KEITH COMPANIES, INC. AND SUBSIDIARIES
                  Consolidated Statements of Income (Note 1)
                                  (Unaudited)

                                                                 Three Months Ended                   Six Months Ended
                                                        -----------------------------------  -----------------------------------
                                                             June 30,           June 30,         June 30,           June 30,
                                                              1999               1998              1999               1998
                                                        ----------------   ----------------  ----------------   ----------------
Gross revenue                                           $      9,471,000   $      8,399,000  $     19,470,000   $     15,520,000
Subcontractor costs                                              828,000          1,348,000         1,857,000          2,507,000
                                                        ----------------   ----------------  ----------------   ----------------
    Net revenue                                                8,643,000          7,051,000        17,613,000         13,013,000
Cost of  revenue                                               5,786,000          4,613,000        11,701,000          8,693,000
                                                        ----------------   ----------------  ----------------   ----------------
    Gross profit                                               2,857,000          2,438,000         5,912,000          4,320,000
Selling, general and administrative expenses                   1,797,000          1,131,000         3,693,000          2,601,000
                                                        ----------------   ----------------  ----------------   ----------------
    Income from operations                                     1,060,000          1,307,000         2,219,000          1,719,000
Interest expense                                                 268,000            244,000           529,000            465,000
Other income, net                                                (10,000)           (18,000)          (30,000)           (11,000)
                                                        ----------------   ----------------  ----------------   ----------------
    Income before provision for income taxes                     802,000          1,081,000         1,720,000          1,265,000
Provision for income taxes                                       340,000            485,000           729,000            568,000
                                                        ----------------   ----------------  ----------------   ----------------
    Net income                                                   462,000            596,000           991,000            697,000
Accretion of redeemable securities to redemption value           (57,000)           (57,000)         (114,000)          (114,000)
                                                        ----------------   ----------------  ----------------   ----------------
    Net income available to common stockholders         $        405,000   $        539,000  $        877,000   $        583,000
                                                        ================   ================  ================   ================
Earnings per share:
    Basic                                               $           0.12   $           0.15  $           0.25   $           0.17
                                                        ================   ================  ================   ================
    Diluted                                             $           0.11   $           0.15  $           0.23   $           0.16
                                                        ================   ================  ================   ================
Weighted average number of shares outstanding:
    Basic                                                      3,485,634          3,485,634         3,485,634          3,485,634
                                                        ================   ================  ================   ================
    Diluted                                                    3,750,627          3,659,875         3,750,613          3,601,442
                                                        ================   ================  ================   ================

  See accompanying notes to the condensed consolidated financial statements.

                  THE KEITH COMPANIES, INC. AND SUBSIDIARIES
             Pro Forma Consolidated Statements of Income (Note 4)
                                  (Unaudited)

                                                               Three Months Ended                      Six Months Ended
                                                       ------------------------------------   ------------------------------------
                                                           June 30,           June 30,            June 30,            June 30,
                                                             1999               1998                1999                1998
                                                       -----------------  -----------------   -----------------  -----------------
                                                          (Pro Forma)          (Actual)          (Pro Forma)         (Actual)
Gross revenue                                          $      12,284,000  $       8,399,000   $      24,585,000  $      15,520,000
Subcontractor costs                                              974,000          1,348,000           2,080,000          2,507,000
                                                       -----------------  -----------------   -----------------  -----------------
    Net revenue                                               11,310,000          7,051,000          22,505,000         13,013,000
Cost of  revenue                                               7,332,000          4,613,000          14,364,000          8,693,000
                                                       -----------------  -----------------   -----------------  -----------------
    Gross profit                                               3,978,000          2,438,000           8,141,000          4,320,000
Selling, general and administrative expenses                   2,465,000          1,131,000           4,911,000          2,601,000
                                                       -----------------  -----------------   -----------------  -----------------
    Income from operations                                     1,513,000          1,307,000           3,230,000          1,719,000
Interest expense                                                 180,000            244,000             348,000            465,000
Other expenses (income), net                                      30,000            (18,000)              5,000            (11,000)
                                                       -----------------  -----------------   -----------------  -----------------
    Income before provision for income taxes                   1,303,000          1,081,000           2,877,000          1,265,000
Provision for income taxes                                       554,000            485,000           1,215,000            568,000
                                                       -----------------  -----------------   -----------------  -----------------
    Net income                                                   749,000            596,000           1,662,000            697,000
Accretion of redeemable securities to redemption value                 -            (57,000)                  -           (114,000)
                                                       -----------------  -----------------   -----------------  -----------------
   Net income available to common stockholders         $         749,000  $         539,000   $       1,662,000  $         583,000
                                                       =================  =================   =================  =================
Earnings per share:
    Basic                                              $            0.15  $            0.15   $            0.33  $            0.17
                                                       =================  =================   =================  =================
    Diluted                                            $            0.14  $            0.15   $            0.31  $            0.16
                                                       =================  =================   =================  =================
Weighted average number of shares outstanding:
    Basic                                                      5,059,708          3,485,634           5,059,708          3,485,634
                                                       =================  =================   =================  =================
    Diluted                                                    5,375,645          3,659,875           5,375,637          3,601,442
                                                       =================  =================   =================  =================

  See accompanying notes to the condensed consolidated financial statements.

                  THE KEITH COMPANIES, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Note 1)
                                  (Unaudited)

                                                                                             Six Months Ended
                                                                                 ------------------------------------------
                                                                                      June 30,               June 30,
                                                                                        1999                   1998
                                                                                 -------------------    -------------------
Cash flows from operating activities:
 Net income                                                                      $           991,000    $           697,000
 Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
    Depreciation and amortization                                                            381,000                246,000
    Changes in operating assets and liabilities:
     Contracts and trade receivables                                                         (24,000)              (142,000)
     Other receivables                                                                        54,000               (183,000)
     Receivables from related parties                                                              -                 15,000
     Costs and estimated earnings in excess of billings and billings in                     (910,000)              (957,000)
      excess of costs and estimated earnings, net
     Prepaid expenses                                                                        (86,000)               214,000
     Deferred tax assets and liabilities, net                                                375,000                609,000
     Other long-term assets                                                                 (157,000)                (4,000)
     Trade accounts payable and accrued liabilities                                          109,000               (480,000)
     Accrued liabilities to related parties                                                   49,000                (48,000)
                                                                                 -------------------    -------------------
    Net cash provided by (used in) operating activities                                      782,000                (33,000)
                                                                                 -------------------    -------------------
Cash flows from investing activities:
    Additions to equipment and improvements                                                 (417,000)              (392,000)
    Proceeds from sales of equipment                                                           2,000                  2,000
      Net cash used in investing activities                                                 (415,000)              (390,000)
                                                                                 -------------------    -------------------
Cash flows from financing activities:
    Proceeds from line of credit, net                                                        204,000                774,000
    Principal payments on long-term and short-term debt and capital leases                  (624,000)            (1,123,000)
    Borrowings on notes payable to related parties                                                 -                300,000
    Payment of deferred offering costs                                                      (330,000)               (90,000)
                                                                                 -------------------    -------------------
      Net cash used in financing activities                                                 (750,000)              (139,000)
                                                                                 -------------------    -------------------
      Net decrease in cash                                                                  (383,000)              (562,000)
Cash, beginning of period                                                                    457,000                587,000
                                                                                 -------------------    -------------------
Cash, end of period                                                              $            74,000    $            25,000
                                                                                 ===================    ===================

See supplemental cash flow information at Note 9

  See accompanying notes to the condensed consolidated financial statements.

                  THE KEITH COMPANIES, INC. AND SUBSIDIARIES
           Notes to the Condensed Consolidated Financial Statements
                                  (Unaudited)


1.   Organization and Basis of Presentation

     The accompanying condensed consolidated financial statements include the accounts of The Keith Companies, Inc., and its wholly owned subsidiaries ("TKCI" or the "Company"). On August 1, 1998, TKCI acquired all of the outstanding common stock of Keith Engineering, Inc. ("KEI") (the "Reorganization") by a contribution to capital of TKCI by KEI's shareholders of all of the outstanding stock of KEI in exchange for the issuance by TKCI of an equal number of shares of its stock. On November 30, 1998, KEI, a wholly owned subsidiary of TKCI, was merged with and into TKCI, and its outstanding shares, all of which were then owned by TKCI, were cancelled as a result of the merger. Prior to the Reorganization, TKCI and KEI were under common management and common control as a result of a contemporaneous written agreement dated July 1992 between their majority shareholders. This agreement provided for the shareholders to vote in concert and thus the majority shareholders became a common control group. The Reorganization was accounted for as a combination of affiliated entities under common control in a manner similar to a pooling-of-interests. Under this method, the assets, liabilities and equity of TKCI and KEI were carried over at their historical book values and their operations prior to the Reorganization have been recorded on a combined historical basis. The combination did not require any material adjustments to conform the accounting policies of the separate entities. As a result of the Reorganization, the accompanying condensed consolidated financial statements include the consolidated assets, liabilities, equity and results of operations of TKCI, and its wholly owned subsidiaries, and KEI effective August 1, 1998.

     On July 15, 1999, TKCI completed an initial public offering of 1,500,000 shares of its common stock. The offering price was $9.00 per share resulting in proceeds of approximately $11,790,000 to the Company, net of underwriters' discount and offering costs.

     In conjunction with its initial public offering, on July 15, 1999, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Thompson-Hysell, Inc. ("Thompson-Hysell"). The Company paid cash in the amount of $3,333,000. In addition, contingent consideration consisted of a promissory note in the original principal amount of $1,333,000 payable in 2001 and shares of common stock with a value equal to $1,333,000, which may be issuable in 2000 if various conditions are met. TKCI may also be obligated or entitled to pay or receive cash related to financial targets being met, related to the assets acquired and liabilities assumed, and pay cash related to the income tax effects to the sellers of Thompson-Hysell. As of June 30, 1999, the Company has incurred approximately $135,000, consisting primarily of legal and accounting costs, related to the acquisition of Thompson-Hysell. These acquisition costs have been deferred and included in the accompanying June 30, 1999 condensed consolidated balance sheet in other assets.

     The accompanying condensed consolidated balance sheet as of June 30, 1999 and the consolidated statements of income and cash flows for the six months ended June 30, 1999 and 1998, are unaudited and in the opinion of management include all adjustments necessary to present fairly the information set forth therein, which consist solely of normal recurring adjustments. The results of operations for these interim periods are not necessarily indicative of results for the full year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission and declared effective on July 12, 1999.


2.   Summary of Significant Accounting Policies

     Principles of Consolidation

     The accompanying condensed consolidated financial statements include the accounts of the Company. All material intercompany transactions and balances have been eliminated in consolidation.

     Income Taxes

     Prior to August 1, 1998, KEI, with the consent of its stockholders, elected to be taxed as an S corporation under the internal Revenue Code of 1986, as amended. As an S corporation, corporate income or loss flows through to the stockholders who are responsible for including the income, deductions, losses and credits in their individual income tax returns. The Company's effective tax rate of approximately 45% for the period ended June 30, 1998 reflects the anticipated conversion of KEI from an S corporation to a C corporation in August 1998.

                  THE KEITH COMPANIES, INC. AND SUBSIDIARIES
           Notes to the Condensed Consolidated Financial Statements
                                  (Unaudited)

2.   Summary of Significant Accounting Policies (continued)

     Deferred Offering Costs

     In anticipation of its initial public offering, the Company deferred the related costs incurred and included them in the accompanying condensed consolidated balance sheets as deferred offering costs. The Company completed its initial public offering on July 15, 1999, at which time these costs were netted against the offering proceeds.

     Stock Split

     On April 23, 1999, the board of directors authorized a 2.70-for-1 reverse split of TKCI's common stock, effective April 26, 1999. All share amounts in the accompanying condensed consolidated financial statements (except for shares of authorized common stock) have been restated to give effect to the stock split.

     Par Value

     On June 22, 1999, TKCI established a par value for its common and preferred stock of $0.001 per share. Prior to this date, the Company's common and preferred stock had no par value. All amounts in the accompanying condensed consolidated financial statements have been restated to give effect to the $0.001 per share par value.

     Use of Estimates

     The preparation of these condensed consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the amounts of revenue and expenses reported during the periods. Actual results may differ from the estimates and assumptions used in preparing these condensed consolidated financial statements.

3.   Acquisitions

     On August 1, 1998, TKCI acquired all of the outstanding common stock of John M. Tettemer & Associates, Inc. ("JMTA"). The purchase price was $700,000, consisting of cash, amortizing and interest only notes payable and warrants to purchase 55,556 shares of TKCI common stock, exercisable immediately at a purchase price of $4.73 per share. The acquisition was accounted for using the purchase method of accounting.

     On December 30, 1997, TKCI acquired all of the outstanding common stock of ESI, Engineering Services, Inc., and its wholly-owned subsidiary Engineered Systems Integrated, Inc. ("ESI"). The purchase price was $200,000, consisting of 74,074 shares of TKCI common stock, which are subject to certain repurchase provisions (see Note 5). The acquisition was accounted for using the purchase method of accounting.

4.   Pro Forma Consolidated Statements of Income

     The accompanying pro forma consolidated statements of income for the three and six months ended June 30, 1999 are presented as if the initial public offering of 1,500,000 shares of common stock, at the offering price of $9.00 per share; the acquisition of substantially all of the assets and the assumption of substantially all of the liabilities of Thompson-Hysell; and the repayment of certain debt, capital lease obligations and notes payable to related parties with the net proceeds of the offering had all occurred on January 1, 1999. Furthermore, the pro forma consolidated statements of income are presented as if Thompson-Hysell had been taxed as a C corporation for the periods presented. The pro forma tax provision for Thompson-Hysell has been calculated assuming a 42% effective tax rate.

                  THE KEITH COMPANIES, INC. AND SUBSIDIARIES
           Notes to the Condensed Consolidated Financial Statements
                                  (Unaudited)


4.   Pro Forma Consolidated Statements of Income (continued)

                                                          Three Months Ended June 30, 1999
                                                                    (Unaudited)
                                                   Historical                 Pro Forma Adjustments
                                           ----------------------------    ----------------------------
                                                             Thompson-
                                              TKCI            Hysell       Acquisition       Offering         Pro Forma
                                           -----------      -----------    -----------      -----------      -----------
Net revenue                                $ 8,643,000      $ 2,667,000    $         -      $         -      $11,310,000
                                           -----------      -----------    -----------      -----------      -----------
Gross Profit                                 2,857,000        1,121,000              -                -        3,978,000

Selling, general and administrative
 expenses                                    1,797,000          592,000         32,000  (a)      44,000  (b)   2,465,000
                                           -----------      -----------    -----------      -----------      -----------

Income from operations                       1,060,000          529,000        (32,000)         (44,000)       1,513,000
Interest expense                               268,000           37,000         34,000  (a)    (159,000) (c)     180,000

Other expense (income), net                    (10,000)          28,000         12,000  (a)           -           30,000
                                           -----------      -----------    -----------      -----------      -----------

Income before provision for income taxes       802,000          464,000        (78,000)         115,000        1,303,000

Provision for income taxes                     340,000                -        214,000  (a)           -          554,000
                                           -----------      -----------    -----------      -----------      -----------

Net income                                     462,000          464,000       (292,000)         115,000          749,000
Accretion of redeemable securities to
 redemption value                              (57,000)               -              -           57,000  (d)           -
                                           -----------      -----------    -----------      -----------      -----------

Net income available to common
 stockholders                              $   405,000      $   464,000    $  (292,000)     $   172,000      $   749,000
                                           ===========      ==========     ===========      ===========      ===========


                                                          Six Months Ended June 30, 1999
                                                                    (Unaudited)
                                                   Historical                 Pro Forma Adjustments
                                           ----------------------------    ----------------------------
                                                             Thompson-
                                              TKCI            Hysell       Acquisition       Offering         Pro Forma
                                           -----------      -----------    -----------      -----------      -----------
Net revenue                                $17,613,000      $ 4,892,000    $         -      $         -      $22,505,000
                                           -----------      -----------    -----------      -----------      -----------
Gross Profit                                 5,912,000        2,229,000              -                -        8,141,000

Selling, general and administrative
 expenses                                    3,693,000        1,065,000         65,000  (a)      88,000  (b)   4,911,000
                                           -----------      -----------    -----------      -----------      -----------

Income from operations                       2,219,000        1,164,000        (65,000)         (88,000)       3,230,000
Interest expense                               529,000           69,000         67,000  (a)    (317,000) (c)     348,000

Other expense (income), net                    (30,000)          10,000         25,000  (a)           -            5,000
                                           -----------      -----------    -----------      -----------      -----------

Income before provision for income taxes     1,720,000        1,085,000       (157,000)         229,000  (d)   2,877,000

Provision for income taxes                     729,000                -        486,000  (a)           -        1,215,000
                                           -----------      -----------    -----------      -----------      -----------

Net income                                     991,000        1,085,000       (643,000)         229,000        1,662,000

Accretion of redeemable securities to
 redemption value                             (114,000)               -              -          114,000  (d)           -
                                           -----------      -----------    -----------      -----------      -----------
Net income available to common
 stockholders                              $   877,000      $ 1,085,000    $  (643,000)     $   343,000      $ 1,662,000
                                           ===========      ===========    ===========      ===========      ===========

                  THE KEITH COMPANIES, INC. AND SUBSIDIARIES
           Notes to the Condensed Consolidated Financial Statements
                                  (Unaudited)


4.   Pro Forma Consolidated Statements of Income (continued)

     The pro forma adjustments to the Pro Forma Consolidated Statements of Income for the three and six months ended June 30, 1999 are as follows:

                                                                  Three Months Ended     Six Months Ended
                                                                    June 30, 1999         June 30, 1999
                                                                    -------------         -------------
     (a)  Acquisition of substantially all of the assets and
          the assumption of certain of the liabilities of
          Thompson-Hysell:
            Amortization of goodwill                                   $   32,000            $   65,000
            Interest expense related to long-term debt                 $   34,000            $   67,000
            Decrease in other income related to excluded
              interest and investment income                           $   12,000            $   25,000
            Income tax effect assuming a 42% effective
              income tax rate for Thompson-Hysell                      $  214,000            $  486,000
     (b)  Increase in selling, general and administrative
            expenses for the incremental costs of operating as
            a public company                                           $   44,000            $   88,000
     (c)  Decrease in interest expense resulting from the
            repayment of short-term borrowings, long-term
            debt, capital lease obligations and notes payable
            to related parties with the net proceeds from the
            offering                                                   $ (159,000)           $ (317,000)
     (d)  Reversal of the accretion of redeemable securities
            to redemption value based upon the closing of the
            initial public offering of common stock at a price
            of $9.00 per share (see Note 5)                            $   57,000            $  114,000

     The pro forma adjustments are based upon currently available information and upon certain assumptions that we believe are reasonable. There can be no assurances that the actual effect will not differ significantly from the pro forma adjustments reflected in the accompanying pro forma condensed consolidated statements of income. The pro forma data does not purport to represent the results of operations for the three and six month periods ended June 30, 1999, that would actually have occurred had the initial public offering; the acquisition of substantially all of the assets and the assumption of certain of the liabilities of Thompson-Hysell; and the repayment of certain financial obligations with the net proceeds of the offering had all occurred on January 1, 1999, or to project our financial position or results of operations for any future period.

5.   Redeemable Securities

     In connection with the acquisition of ESI, TKCI issued to the seller's 74,074 shares of common stock which contain redemption provisions. These redemption provisions allow any of the sellers, at their discretion, to redeem the common shares, for a stated price per share, if the Company does not complete an initial public offering by October 31, 1999. In connection with the acquisition of ESI, the Company also issued to the sellers options to purchase 44,444 shares of common stock containing redemption provisions which provide that in the event that the underlying shares do not have a fair market value of at least $8.10 per share at some time during the period between the date of the Company's initial public offering and October 1, 2002, the holders are entitled to receive, at their discretion, a stated amount for all unexercised vested options. The difference between the redemption values and the initial values of the common stock and options to purchase common stock is accreted over the respective period through charges to common stock.

     As a result of the Company's completion of its initial public offering at $9.00 per share on July 15, 1999, the securities are no longer redeemable and, accordingly, the accumulated accretion and redeemable securities will be reclassified to common stock and additional paid-in capital.

                  THE KEITH COMPANIES, INC. AND SUBSIDIARIES
           Notes to the Condensed Consolidated Financial Statements
                                  (Unaudited)


6.   Per Share Data

     Basic EPS is computed by dividing earnings available to common stockholders during the period by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing earnings available to common stockholders during the period by the weighted average number of shares that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period, net of shares assumed to be repurchased using the treasury stock method.

     The following is a reconciliation of the denominator for the basic EPS computation to the denominator of the diluted EPS computation. Net income available to common stockholders is used in the basic and diluted EPS calculations as the assumed impact of the redeemable securities would be anti-dilutive.

                                                               Three Months Ended                          Six Months Ended
                                                    ------------------------------------    -------------------------------------
                                                       June 30,                               June 30,
                                                         1999     June 30,    June 30,          1999       June 30,    June 30,
                                                     (Pro Forma)    1999        1998         (Pro Forma)     1999        1998

                                                    ------------  ----------  ----------    ------------  -----------  ----------
Weighted average shares used for the basic EPS
  computation (deemed outstanding the entire period)  5,059,708   3,485,634   3,485,634       5,059,708     3,485,634   3,485,634

Incremental shares from the assumed exercise of
dilutive stock options and stock warrants               315,937     264,993     174,241         315,929       264,979     115,808
                                                    -----------   ---------   ---------     -----------   -----------  ----------
Weighted average shares used for the diluted
EPS computation                                       5,375,645   3,750,627   3,659,875       5,375,637     3,750,613   3,601,442
                                                    ===========   =========   =========      ==========   ===========  ==========

     Weighted average shares used in computing the pro forma basic and diluted weighted average shares outstanding for the three and six months ended June 30, 1999 assumes a fair value of $9.00 per share for the periods presented and excludes the common stock that may or may not be issued to the shareholders of Thompson-Hysell.

     Anti-dilutive shares excluded from the above historical calculations were 2,192 and 1,102 for the three and six months ended June 30, 1999 and 4,435 for the six months ended June 30, 1998. There were no anti-dilutive shares excluded from the above calculations for the historical three months ended June 30, 1998 or for the pro forma three and six months ended June 30, 1999.

7.   Indebtedness

     The Company maintains a line of credit agreement with a bank, which allows us to borrow up to $5,500,000, not to exceed 80% of our eligible accounts receivable, as defined in the agreement. On March 5, 1999, the bank amended the agreement to, among other things, amend some of the financial related covenants effective December 31, 1998, adjust the interest rate to the bank's prime rate plus a variable margin tied to financial covenants and extend the maturity on the line to March 1, 2000. As of June 30, 1999, the Company was in default of certain of the amended financial related covenants. On August 20, 1999, the bank waived compliance related to these covenants as of June 30, 1999. The outstanding borrowings on June 30, 1999, were $4,731,000 and had an interest rate of 10.5%. On July 15, 1999, a portion of the net proceeds from the Company's initial public offering was used to pay-off the outstanding line of credit balance. The Company anticipates borrowing on its line of credit as appropriate in the future.

8.   Segment and Related Information

     The Company evaluates performance and makes resource allocation decisions based on the overall type of services provided to customers. For financial reporting purposes, we have grouped our operations into two primary reportable segments. The Real Estate Development, Public Works and Wireless Telecommunications ("REPWWT") segment includes engineering, consulting and technical services for the development of both private projects, like residential communities, commercial and industrial properties and recreational projects; public works projects, like transportation and water/sewage facilities; and site acquisition and construction management services for wireless telecommunications. The Industrial Engineering ("IE") segment, which consists of ESI, provides the technical expertise and management required to design and test manufacturing facilities and processes.

                   THE KEITH COMPANIES, INC. AND SUBSIDIARIES
           Notes to the Condensed Consolidated Financial Statements
                                  (Unaudited)

8.   Segment and Related Information (continued)

     The following tables set forth certain information regarding the Company's operating segments for the three and six months ended June 30, 1999 and 1998:

                                                  Three Months Ended June 30, 1999
     -----------------------------------------------------------------------------------------------------------------------------
                                                                                                Corporate
                                                     REPWWT                   IE                  Costs               Consolidated
                                               ------------------    ------------------    --------------------     --------------
     Net revenue                                  $ 7,776,000            $  867,000             $         -            $ 8,643,000
     Income (loss) from operations                $ 1,639,000            $    8,000             $  (587,000)           $ 1,060,000
     Identifiable assets                          $14,068,000            $1,760,000             $         -            $15,828,000

                                                    Three Months Ended June 30, 1998
     -----------------------------------------------------------------------------------------------------------------------------
                                                                                                Corporate
                                                     REPWWT                   IE                  Costs               Consolidated
                                               ------------------    ------------------    --------------------     --------------
     Net revenue                                  $ 6,115,000            $  936,000             $         -            $ 7,051,000
     Income (loss) from operations                $ 1,680,000            $  117,000             $  (490,000)           $ 1,307,000
     Identifiable assets                          $10,409,000            $1,716,000             $         -            $12,125,000

                                                    Six Months Ended June 30, 1999
     -----------------------------------------------------------------------------------------------------------------------------
                                                                                               Corporate
                                                     REPWWT                   IE                 Costs                Consolidated
                                               ------------------    ------------------    --------------------     --------------
     Net revenue                                  $15,770,000            $1,843,000             $         -            $17,613,000
     Income (loss) from operations                $ 3,403,000            $   40,000             $(1,224,000)           $ 2,219,000

                                                    Six Months Ended June 30, 1998
     -----------------------------------------------------------------------------------------------------------------------------
                                                                                               Corporate
                                                     REPWWT                   IE                 Costs                Consolidated
     Net revenue                               ------------------    ------------------    --------------------     --------------
     Income (loss) from operations                $11,189,000            $1,824,000             $         -            $13,013,000
                                                  $ 2,566,000            $  137,000             $  (984,000)           $ 1,719,000

9.  Supplemental Cash Flow Information

                                                                                       Six Months Ended June 30,
                                                                           -----------------------------------------------
                                                                                    1999                     1998
                                                                           ---------------------    ----------------------
     Supplemental disclosure of cash flow  information:
        Cash paid  for interest                                                   $472,000                 $688,000
                                                                           =====================    ======================
        Cash paid for income taxes                                                $  2,000                 $  2,000
                                                                           =====================    ======================
     Noncash financing and investing activities:
        Capital lease obligations recorded in connection with equipment           $ 72,000                 $273,000
         acquisitions
                                                                           =====================    ======================
        Purchase price adjustment                                                 $ 60,000                 $      -
                                                                           =====================    ======================
        Accretion of redeemable securities                                        $114,000                 $114,000
                                                                           =====================    ======================
        Accrued deferred offering costs                                           $513,000                 $      -
                                                                           =====================    ======================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements of TKCI and its subsidiaries and the related notes included elsewhere in Part I- Item I of this Form 10-Q and in the Form S-1 filed by the Company. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of any number of factors, including those set forth under "Risk Factors" included in Form S-1 filed by the Company. In this Management's Discussion and Analysis of Financial Condition and Results of Operations section, references to "TKCI", "we", "our" and "us" mean TKCI and its subsidiaries and references to KEI means Keith Engineering.

Overview

The following discussion includes the operations of TKCI and our wholly-owned subsidiaries, including KEI. TKCI and KEI have been under common management and ownership since the inception of TKCI in 1986. TKCI and KEI were under common control as a result of a contemporaneous written agreement dated July 1992 between their majority shareholders. This agreement provided for the shareholders to vote in concert and thus the majority shareholders became a common control group. On August 1, 1998, TKCI was reorganized, so that KEI became a wholly-owned subsidiary of TKCI. This reorganization was accounted for as a combination of affiliated entities under common control in a manner similar to a pooling-of-interests. Under this method, the assets, liabilities and equity were carried over at their historical book values and the operations of TKCI and KEI have been recorded on a combined historical basis. The combination did not require any material adjustments to conform the accounting policies of the separate entities. On November 30, 1998, KEI was merged with and into TKCI.

In December 1997, TKCI purchased ESI and its wholly-owned subsidiary ESII, Engineered Systems Integration, Inc., which was subsequently merged into ESI. In August 1998, TKCI purchased John M. Tettemer and Associates.

On July 15, 1999, TKCI completed an initial public offering of 1.5 million shares of its common stock. The offering price was $9.00 per share resulting in proceeds of approximately $11.8 million to the Company, net of underwriters' discount and unpaid offering costs.

In conjunction with its initial public offering, on July 15, 1999, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Thompson-Hysell, Inc. ("Thompson-Hysell"). The Company paid cash in the amount of $3.3 million. In addition, contingent consideration consisted of a promissory note in the original principal amount of $1.3 million payable in 2001 and shares of common stock with a value equal to $1.3 million which may be issuable in 2000 if various conditions are met. TKCI may also be obligated or entitled to pay or receive cash related to financial targets being met, related to the assets acquired and liabilities assumed, and pay cash related to the income tax effects to the sellers of Thompson-Hysell. As of June 30, 1999, the Company has incurred approximately $135,000 consisting primarily of legal and accounting costs, related to the acquisition of Thompson-Hysell. These acquisition costs have been deferred and included in the accompanying June 30, 1999 condensed consolidated balance sheet in other assets.

We derive most of our revenue from professional service activities. The majority of these activities are billed under various types of contracts with our clients, including fixed fee and time and material contracts. Most of our time and material contracts have not-to-exceed provisions. Revenue is recognized on the percentage of completion method of accounting based on the proportion of actual direct contract costs incurred to total estimated direct contract costs. We believe that costs incurred are the best available measure of progress towards completion on the contracts. In the course of providing services, we sometimes subcontract for various services. These costs are included in billings to clients and, in accordance with industry practice, are included in our gross revenue. Because subcontractor services can change significantly from project to project, changes in gross revenue may not be indicative of business trends. Accordingly, we also report net revenue, which is gross revenue less subcontractor costs. Our revenue is generated from a large number of relatively small contracts.

For the periods presented, a substantial portion of our net revenue was derived from services rendered in connection with commercial and residential real estate development projects. The real estate market has historically experienced pronounced business cycles. Our consolidated results of operations can be adversely impacted by downturns in the real estate market. Based upon the number of building permits issued, the last peak of the business cycle in the southern California real estate market was in 1989 and the last trough was in 1996. A majority of our net revenue for the periods presented, was derived from services rendered in southern California. Consequently, adverse economic conditions affecting the southern California economy could also have an adverse effect on our consolidated results of operations. We anticipate that as we consummate acquisitions in the future, the concentration of revenue from both real estate development and southern California will decline.

Costs of revenue include labor, non-reimbursable subcontract costs, materials and various direct and indirect overhead costs including rent, utilities and depreciation. Selling, general, and administrative expenses consist primarily of corporate costs related to finance and accounting, information technology, contract proposal, executive salaries, provisions for doubtful accounts and other indirect overhead costs.

Results of Operations

The following table sets forth unaudited historical consolidated operating results for each of the periods presented as a percentage of net revenue.

                                                             Three Months Ended                        Six Months Ended
                                                                  June 30,                                 June 30,
                                                     -------------------------------           ------------------------------
                                                          1999               1998                   1999              1998
                                                     ------------       ------------           ------------      ------------
Gross revenue                                            110%               119%                   111%              119%
Subcontractor costs                                       10%                19%                    11%               19%
                                                         ---                ---                    ---               ---
  Net revenue                                            100%               100%                   100%              100%
Costs of revenue                                          67%                65%                    66%               67%
                                                         ---                ---                    ---               ---
  Gross profit                                            33%                35%                    34%               33%
Selling, general and administrative expenses              21%                16%                    21%               20%
                                                         ---                ---                    ---               ---
  Income from operations                                  12%                19%                    13%               13%
Interest expense                                           3%                 3%                     3%                4%
                                                         ---                ---                    ---               ---
  Income before provision for income taxes                 9%                15%                    10%               10%
Provision for income taxes                                 4%                 7%                     4%                4%
                                                         ---                ---                    ---               ---
Net income                                                 5%                 8%                     6%                5%
                                                         ===                ===                    ===               ===

Three and Six Months Ended June 30, 1999 and June 30, 1998

Revenue. Net revenue for the six months ended June 30, 1999 was $17.6 million compared to $13.0 million for the six months ended June 30, 1998, an increase of $4.6 million, or 35%. Net revenue for the three months ended June 30, 1999 was $8.6 million compared to $7.1 million for the three months ended June 30, 1998, an increase of $1.6 million, or 23%. Net revenue increased by $1.1 million and $559,000 for the six and three months ended June 30, 1999, respectively, as a result of the acquisition of John M. Tettemer & Associates in August 1998. Excluding the revenue from the acquisition, our net revenue grew $3.5 million, or 27%, and $1 million, or 15% for the six and three months ended June 30, 1999, respectively, compared to the six and three months ended June 30, 1998. The remaining net revenue growth resulted primarily from the overall continued strengthening of the California and Nevada economies. Subcontractor costs, as a percentage of net revenue, declined to 11% and 10% for the six and three months ended June 30, 1999, respectively, as compared to 19% for the six and three months ended June 30, 1998. The percentage decline in subcontractor costs resulted primarily from a decrease in services for our primary wireless telecommunications contract, which was substantially completed by the end of 1998.

Gross Profit. Gross profit for the six months ended June 30, 1999 was $5.9 million compared to $4.3 million for the six months ended June 30, 1998, an increase of $1.6 million, or 37%. Gross profit for the three months ended June 30, 1999 was $2.9 million compared to $2.4 million for the three months ended June 30, 1998, an increase of $419,000, or 17%. Included in the June 30, 1998 net revenue and gross profit is a cash collection of $150,000 related to costs incurred in a previous period that were not recognized as revenue at that time due to the Company's uncertainty as to the ability to obtain a change order to increase the contract value to cover these costs incurred. During the second quarter of 1998, the Company obtained the change order and collected the $150,000. The gross profit growth is attributable to both our internal revenue increases as well as the acquisition of John M. Tettemer & Associates. As a percentage of net revenue, gross profit increased to 34% for the six months ended June 30, 1999 compared to 33% for the six months ended June 30, 1998. As a percentage of net revenue, gross profit decreased to 33% for the three months ended June 30, 1999 compared to 35% for the three months ended June 30, 1998. Excluding the $150,000 item in 1998, as a percentage of net revenue, gross profit increased 2% for the six month period ended June 30, 1999 and remained the same for the three month period ended June 30, 1999, compared to the previous year periods. The increase in gross profit as a percentage of net revenue, adjusted for the $150,000 item in 1998, for the six months ended June 30, 1999 resulted primarily from a reduction in facility costs as a percentage of net revenue, partially offset by a decline in the industrial engineering operations of ESI, as a percentage of net revenue.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 1999 were $3.7 million as compared to $2.6 million for the six months ended June 30, 1998, an increase of $1.1 million, or 42%. Selling, general and administrative expenses for the three months ended June 30, 1999 were $1.8 million as compared to $1.1 million for the three months ended June 30, 1998, an increase of $666,000, or 59%. As a percentage of net revenue, selling, general and administrative expenses increased to 21% for the six months ended June 30, 1999 from 20% for the six months ended June 30, 1998, while for the three month period ended June 30, 1999, selling, general and administrative expenses increased to 21% from 16% for the previous year period. Included in the June 30, 1998 periods is a credit to bad debt expense included in selling, general and administrative expense resulting from the cash collection of $390,000 related to a receivable written-off in a prior period. Excluding the $390,000 collection in 1998, selling, general and administrative expenses, as a percentage of net revenue, declined 2% for the six month and 1% for the three month periods ended June 30, 1999, compared to the previous year periods. The percentage decreases, excluding the 1998 cash collection, continued to be driven from holding the growth in our corporate labor costs below our revenue increases.

Income Taxes. The provision for income taxes for the six months ended June 30, 1999 was $729,000 compared to $568,000 for the six months ended June 30, 1998. For the three months ended June 30, 1999, the provision for income taxes was $340,000 compared to $485,000 for the three months ended June 30, 1998. Our effective income tax rate was approximately 42% for the six and three months ended June 30, 1999 compared to an effective tax rate of 45% for the six and three months ended June 30, 1998. Our effective income tax rate of 45% for the periods ended June 30, 1998 was primarily due to the anticipated conversion of KEI from an S corporation to a C corporation in August 1998.

Liquidity and Capital Resources

We have financed our working capital needs and capital expenditure requirements through a combination of internally generated funds, bank borrowings, and leases.

Working capital as of June 30, 1999 was $733,000 compared to $5.2 million as of December 31, 1998, a decrease of $4.4 million, or 86%. The decline in working capital resulted primarily from the Company's line of credit, which is due on March 1, 2000, being classified as a short-term liability as of June 30, 1999 compared to a long-term liability at December 31, 1998. Excluding the reclassification of the line of credit from long-term to short-term, working capital increased to $5.5 million as of June 30, 1999. Cash generated from operating activities increased $815,000 to $782,000 for the six months ended June 30, 1999, compared to cash used in operating activities of $33,000 for the six months ended June 30, 1998. The significant growth in operating cash flow resulted primarily from higher income from operations and the timing of repayment of trade accounts payable and accrued liabilities. The growth in cash generated from operating activities was used primarily to fund capital expenditures of $417,000 for the six months ended June 30, 1999 compared to $392,000 for the six months ended June 30, 1998, to make principal payments on long-term and short-term debt and capital leases and to finance the Company's initial public offering costs. Capital expenditures consisted primarily of computer equipment and upgrades to our information systems.

We maintain a line of credit agreement with a bank, which allows us to borrow up to $5.5 million, not to exceed 80% of our eligible accounts receivable, as defined in the agreement. On March 5, 1999, the bank amended the agreement to, among other things, amend some of the financial related covenants effective December 31, 1998, adjust the interest rate to the bank's prime rate plus a variable margin tied to financial covenants and extend the maturity on the line to March 1, 2000. As of June 30, 1999, the Company was in default of certain of the amended financial related covenants. On August 20, 1999, the bank waived compliance related to these covenants as of June 30, 1999. The outstanding borrowings on June 30, 1999, were $4.7 million and had an interest rate of 10.5%. On July 15, 1999, a portion of the net proceeds from the Company's initial public offering was used to pay off the outstanding line of credit balance. The Company anticipates borrowing on its line of credit as appropriate in the future.

The Company had no borrowings from related parties for the six months ended June 30, 1999 compared to $300,000 for the six months ended June 30, 1998. The reduction in cash received from related parties resulted primarily from our increase in cash generated from operating activities and availability under our line of credit. As a result of the proceeds received from the Company's initial public offering on July 15, 1999, all related party debt was repaid subsequent to June 30, 1999.

We believe existing cash balances, internally generated funds, and availability under credit facilities together with the proceeds of the offering will be sufficient to fund our anticipated internal operating needs for the next twelve months.

Inflation

Although our operations can be influenced by general economic trends, we do not believe that inflation had a significant impact on our results of operations for the periods presented. Due to the short-term nature of most of our contracts, if costs of revenue increase, we attempt to pass these increases to our clients.

Year 2000

We are currently in the final phase of identifying and evaluating the potential impacts of the Year 2000 on information systems and embedded systems. A Year 2000 Mitigation Committee comprised of senior management and functional managers is evaluating the following issues:

     .  State of readiness
     .  Costs to address Year 2000 issues
     .  Risk assessment
     .  Contingency plan

The following is a description of the process we have established and which we intend to follow to minimize our Year 2000 risk exposure:

State of readiness. Our information technology and non-information technology systems can be divided into support/administrative and operational/production systems. The significant systems used to perform our support and administrative functions as well as our engineering work and the operating systems upon which these systems function are detailed in the table below. We have surveyed the system suppliers and have received from each supplier either written assurance or vendor documentation in the form of information published on a website stating that these systems are Year 2000 compliant, Year 2000 compliant with minor issues or that a Year 2000 compliance update will be available by the end of the third quarter of 1999 as indicated below.

                                                                                  Operating System
          System Name                              Description                     (if applicable)             Year 2000 Status
          -----------                              -----------                     ---------------             ----------------
Harper & Shuman CFMS/RD                                                                                 Compliant
 V5.0 (Server)                      Accounting and Project Cost software         Open VMS V7.1-1H1      Assurance received
                                                                                 Windows 95,
                                                                                 Windows 98,
Harper & Shuman CFMS/RD             Client component that allows access to       Windows NT 4.0         Compliant
 V5.0 (Server)                      server data                                  Workstation SP4        Assurance received
Compaq-DEC Open VMS                 Alpha operating system that supports                                Compliant
 V7.1-1H1                           CFMS/RD software                             N/A                    Assurance received
                                                                                 Windows 95,
                                                                                 Windows 98,
                                    Engineering CAD design software              Windows NT 4.0         Compliant
Autodesk AutoCAD R14                being run on Windows operating system        Workstation SP4        Assurance received
                                                                                 Windows 95,
                                    Office suite includes word processing,       Windows 98,
                                    spreadsheet, database, presentation          Windows NT 4.0         Compliant
Microsoft Office 97 SR-2            components                                   Workstation SP4        Assurance received
                                                                                                        Compliant
Paychex Preview 6.0                 Payroll software                             DOS (Windows 95)       Assurance received
ProBusiness HRMS                                                                 Windows 95             Compliant
 Powersource II V1.0                Human Resources software                                            Assurance received
                                                                                 Windows 95,
                                                                                 Windows 98,
                                    Engineering CAD design software              Windows NT 4.0         Compliant
MicroStation 95 V5.05.01.65         being run on Windows operating system        Workstation SP4        Assurance received
                                    Server operating system for storing
Microsoft Windows NT Server         engineering drawings and                                            Compliant
 4.0 SPA                            administrative documents                     N/A                    Assurance received
Microsoft Windows NT                Operating system running on                                         Compliant
 Workstation 4.0 SP4                workstations and laptops                     N/A                    Assurance received
                                    Operating system running on                                         Compliant
Microsoft Windows 95                workstations and laptops                     N/A                    Assurance received
Microsoft Windows 98                Operating system running on                  N/A                    Compliant

                                    workstations and laptops                                            Assurance received
Microsoft Exchange Server 5.5       E-mail server application running on                                Compliant
 SP2                                Windows operating system                     Windows NT 4.0 SP4     Assurance received
Nortel Meridian SL1                                                                                     Compliant
 (Corporate)                        Telephone switch                             N/A                    Assurance received
Nortel Meridian Mail R5.0                                                                               Compliant
 (Corporate)                        Voicemail messaging system                   N/A                    Assurance received
Toshiba Perception II (Moreno                                                                           Compliant
 Valley Location)                   Telephone system                             N/A                    Assurance received
AVT PhoneXpress (Moreno                                                                                 Not Compliant
 Valley Location)                   Voice mail system                            N/A                    (see below)
Toshiba Strata DK-424 (Las                                                                              Compliant
 Vegas Location)                    Telephone system                             N/A                    Assurance received
AVT CallXpress3 (Las Vegas                                                                              Compliant
 Location)                          Voicemail messaging system                   N/A                    Assurance received
                                                                                                        N/A no feature within this
                                                                                                        product is pertinent to Y2K
Trillium Panther 2064                                                                                   per telephone vendor,
 (Thompson-Hysell)                  Telephone system                             N/A                    O'Leary Telephone & Data
Pacific Bell Voice Mail                                                                                 Compliant
 (Thompson-Hysell)                  Voice message boxes                          N/A                    Assurance received
Nortel Norstar Plus Model II        Integrated telephone and voice mail                                 Compliant
 DR5.1 (John M. Tettemer)           system                                       N/A                    Assurance received
                                                                                                        Compliant
Toshiba Strata DK424 (ESI)          Telephone system                             N/A                    Assurance received
                                                                                                        Compliant
AVT PhoneXpress (ESI)               Voice message system                         N/A                    Assurance received
Toshiba Strata DK96 (Palm                                                                               Compliant
 Desert Location)                   Voice message system                         N/A                    Assurance received

We are currently in the process of asking the vendors of embedded systems to provide us with written assurance of Year 2000 compliance. In addition, where cost effective and appropriate, we intend to perform internal tests on all mission critical systems and on our operational production systems to validate Year 2000 compliance.

Cost to address Year 2000 issues. The only costs we have incurred in connection with addressing the Year 2000 issues are administrative expenses resulting from the efforts of our Mitigation Committee and time spent in attempting to identify and resolve Year 2000 issues in contacting our vendors and subconsultants to ensure compliance. These costs are included in selling, general and administrative expense in the consolidated statements of income. All costs related to Year 2000 issues are paid from cash flows from operations.

We anticipate a cost of $25,000 to $50,000 to upgrade our telephone voice message system to ensure Year 2000 compliance. This expenditure will be recorded as selling, general and administrative expense as incurred. Our Mitigation Committee has determined that the primary computer systems that we use are Year 2000 compliant and therefore we do not anticipate any additional costs related to the Year 2000 date change that will be material to our business, financial condition or results of operations.

Risk assessment. Based on the findings of our Mitigation Committee, we believe that the impact of Year 2000 issues on our internal operations will be minimal. In order to minimize any adverse effect caused by the Year 2000 date change, our operational personnel transfer their work to back-up tapes on a daily basis and store these tapes in an offsite facility. We have not deferred any information technology projects due to Year 2000 issues.

We have had difficulty estimating the impact of Year 2000 non-compliance by outside parties with whom we transact business. We are currently in the process of surveying our vendors and subconsultants to ascertain their Year 2000 readiness. Because we have not yet completed this survey, we are not in a position at this time to accurately ascertain the degree of compliance by vendors and subconsultants with whom we conduct business. However, based on the responses received to date, we believe that all critical third parties will be prepared for the Year 2000 date change by December 31, 1999. Although not all of the vendors and subconsultants from whom we have received responses are Year 2000 compliant at this time, we have received assurances that these third parties will be prepared for the Year 2000 date change by the end of 1999.

We have also engaged in discussions with other significant third parties, such as our bank and payroll service, and have received written assurances regarding Year 2000 compliance from such service providers. Although our client base is diverse, with no one client making up more than 10% of our gross revenue, we have had discussions with our major clients regarding their readiness for the Year 2000 date change and, for those who have not already given us written assurance, we expect to receive it by the end of third quarter of 1999.

Contingency plan. Because we have not completed our testing and assessment procedures, we have not developed any plans for likely scenarios involving Year 2000 failures. By the end of third quarter of 1999, where cost effective and appropriate, we intend to perform internal tests on all mission critical systems and on our operational production systems to validate Year 2000 compliance. If, when testing and assessment is complete, it appears reasonably likely that such a failure may occur, management intends to develop appropriate plans to deal with such contingencies. If we are unsuccessful in developing or implementing a plan to correct possible Year 2000 failures, or if we fail properly to anticipate a Year 2000 failure either in our information technology (software) or non-information technology (microcontrollers in equipment), we may experience disruptions in operations. Our projection of the most serious disruptions which could occur include:

     . the loss of approximately two months' net revenues, an amount of approximately $7,500,000, if our accounting systems fail and we are unable to utilize backup information. We would, however, expect eventually to be able to recover a significant portion of this revenue by recreating time and cost entries from hard copies of such data.

     . the loss of engineering and project data if we are unable to utilize backup information, resulting in the need to re-input printed data. This effort could increase operating costs and reduce margins in the first two quarters of 2000 and might cause the loss of some projects if we are unable to fulfill our time commitments.

     . the loss of the services of subcontractors who are experiencing disruptions due to Year 2000 risks, resulting in the loss of contracts because of failure to meet deadlines.

     . the loss of net revenues if any of the accounting systems of our clients experience a Year 2000 failure.


Item 3: Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate changes primarily as a result of our line of credit, long-term debt, capital leases and notes payable to related parties, which are used to maintain liquidity and to fund capital expenditures and our expansion. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives, we have borrowed at fixed rates and may enter into derivative financial instruments to mitigate our interest rate risk on variable rate debt. We do not enter into derivative or interest rate transactions for speculative purposes.

The table below presents the principal amounts, weighted average interest rates, fair values and other items required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Dollars are expressed in thousands.

                                  1999             2000          2001          2002           2003         Total     Fair Value/(1)/
Fixed rate debt (2)               $ 286           $2,445         $  48         $  52          $  37        $2,868        $2,868
Average interest rate              8.00%           10.00%         8.00%         8.00%          8.00%         9.67%         9.67%
Variable rate debt                   --           $4,731            --            --             --        $4,731        $4,731
Average interest rate                --            10.50%           --            --             --         10.50%        10.50%

_________________
/(1)/ The fair value of fixed rate debt and variable rate debt was determined based on current rates offered for debt instruments with similar risks and maturities.
/(2)/ Fixed rate debt excludes notes payable with an aggregate principal amount of $434,000 as there is no established market for these notes.

As the table incorporates only those exposures that existed as of June 30, 1999, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented in the table has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on those exposures or positions that arise during the period and interest rates.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On August 13, 1999, a complaint was filed in the Stanislaus County, California Superior Court against Thompson-Hysell, Inc. ("Thompson-Hysell"), four shareholders of Thompson-Hysell (the "Defendant Shareholders"), Thompson-Hysell Liquidation Corporation, Thompson-Hysell Engineers, Inc. and us. This complaint was filed by Phillip Kirk Delamare and his wife Catherine A. Delamare who are shareholders of a corporation named Thompson-Hysell Engineers, Inc. ("T-H Engineers"), in which the Defendant Shareholders were majority shareholders and directors. The complaint alleges, among other things, that Thompson-Hysell was an alter ego of T-H Engineers and as such, when we acquired substantially all of the assets and assumed substantially all of the liabilities of Thompson-Hysell (the "Acquisition"), the plaintiffs were fraudulently deprived of any benefit derived from their ownership interest in the shares of T-H Engineers. The complaint further alleges that the Defendant Shareholders breached their fiduciary duties as directors and majority shareholders of T-H Engineers and that they conspired with Thompson-Hysell and us to defraud T-H Engineers of its assets and to exclude plaintiffs from any benefit derived from the Acquisition. The plaintiffs in this action are seeking injunctive relief and general monetary damages in an unspecified amount, special damages in the amount of $600,000, interest, costs and punitive and exemplary damages. We believe that the claim made against us is completely without merit and intend to vigorously defend ourselves in this action.

Item 2.    Changes In Securities and Use of Proceeds

(a) On April 23, 1999, in an action by unanimous written consent, our shareholders approved (1) our Amended and Restated Bylaws, which among other things, eliminated the right of cumulative voting upon our becoming a listed corporation within the meaning of Section 301.5 of the California Corporations Code; and (2) an amendment to our 1994 Stock Incentive Plan which increased the number of shares subject to the Plan to 3,000,000 shares.

On April 29, 1999, we filed a Certificate of Amendment to our Articles of Incorporation with the California Secretary of State to effect a reverse stock split converting each issued and outstanding 2.7 shares of common stock into one share of common stock.

On June 22, 1999, we filed Amended and Restated Articles of Incorporation with the California Secretary of State to provide our common and preferred stock with a par value of $0.001 per share.

(c) In June 1999, we issued options to purchase an aggregate of 66,500 shares of our common stock to certain directors and executive officers under our Amended and Restated 1994 Stock Incentive Plan. These options have an exercise price of $9 per share, vest in five annual installments commencing on June 4, 2000 and are exercisable until June 4, 2009. The issuance of these securities was exempt from registration under Rule 701 promulgated under the Securities Act of 1933, as amended.

(d) On July 12, 1999, our Registration Statement on Form S-1 (333-77273) pertaining to our initial public offering of 1,500,000 shares of our common stock, par value $0.001 per share, was declared effective by the Securities and Exchange Commission. The managing underwriters in the offering were Wedbush Morgan Securities.

The offering commenced on July 12, 1999 and closed on July 15, 1999. The initial public offering price was $9 per share for an aggregate initial public offering price of $13,500,000.

Of the $13,500,000 in gross proceeds raised in connection with the offering, (i) $1,080,000 was paid to the managing underwriter in connection with underwriting discounts and expenses and (ii) approximately $747,000 was paid by us in connection with expenses, including legal, accounting, printing, filing and other fees, in connection with the offering. Of the remaining net proceeds, we have paid cash of $3,333,000 in connection with the acquisition of substantially all of assets and assumption of substantially all of the liabilities of Thompson-Hysell; paid off the outstanding line of credit balance of $4,731,000; and repaid debts to related parties of $1,407,000 to Aram Keith, our Chief Executive Officer and Chairman of the Board, $703,000 to Walter Cruttenden III, one of our directors, $165,000 to Floyd Reid, a former director and executive officer, and an aggregate of $372,000 to various other related parties. There were no other direct or indirect payments to any of our officers or directors, their associates, ten-percent shareholders or any other affiliate of ours. We are currently investing the remaining net proceeds from the offering for future use as additional working capital and/or to repay other debt. Our investments are currently in a government cash fund which invests substantially all of its assets in high-quality obligations of the U.S. Government, its agencies and instrumentalities and in repurchase agreements backed by these obligations.

Item 4.  Submission of Matters to A Vote of Security Holders

     During the period covered by this report, we circulated the following actions by written consent of the shareholders:

     1. An action by unanimous written consent dated April 23, 1999 representing 3,559,708 shares of common stock issued and outstanding as of that date. Pursuant to the written consent, the shareholders approved the proposals more fully described below:

          (a) Amendment and restatement of our Articles of Incorporation effecting a reverse stock split converting each 2.7 shares of outstanding common stock into one share of common stock.

          (b)  Amendment and restatement of our Bylaws.

          (c) Election of the following directors constituting all of our directors at such time:

               Aram H. Keith
               Gary C. Campanaro
               Walter W. Cruttenden, III

          (d) Election of the following directors to become effective upon the consummation of our proposed initial public offering:

               George Deukmejian
               Christine Diemer Iger

          (e)  Amendment of our Stock Incentive Plan.

     2. An action by majority written consent dated June 15, 1999 representing 2,086,386 shares out of a total of 3,559,708 issued and outstanding shares of common stock. Pursuant to the written consent, the shareholders approved the amendment and restatement of our Articles of Incorporation to provide a par value for our common and preferred stock of $0.001 per share.


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits
     EXHIBIT 27 - Financial Data Schedule


     (b) Reports on Form 8-K
     None
     ___________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  August 26, 1999            THE KEITH COMPANIES, INC. AND SUBSIDIARIES


By:  /s/ Aram H. Keith
     ------------------------------
     Aram H. Keith
     Chairman of the Board of Directors
     and Chief Executive Officer


By:  /s/ Gary C. Campanaro
     ------------------------------
     Gary C. Campanaro
     Chief Financial Officer and Secretary