Form 10-Q
period 1999-09-30
KEITH COMPANIES INC
filed 1999-11-15
CIK 1080922

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999
                 Commission File Number               0-19655



                           THE KEITH COMPANIES, INC.
                                --------------
            (Exact name of registrant as specified in its charter)



              California                            33-0203193
    ---------------------------------   ------------------------------------
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)



               2955 REDHILL AVENUE, COSTA MESA, CALIFORNIA 92626
           ---------------------------------------------------------
             (Address of principal executive offices and zip code)

      Registrant's telephone number, including area code:  (714) 540-0800



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No [_]

The number of shares outstanding of the registrant's common stock on November 9, 1999 was 5,069,489

                   THE KEITH COMPANIES,INC. AND SUBSIDIARIES

                                     INDEX

                                                                                   PAGE NO.
PART I.     FINANCIAL INFORMATION

            Item 1. Financial Statements

                    Condensed Consolidated Balance Sheets                              2

                    Consolidated Statements of Income                                  3

                    Condensed Consolidated Statements of Cash Flows                    4

                    Notes to the Condensed Consolidated Financial Statements           5

            Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                     11

            Item 3. Qualitative and Quantitative Disclosures about Market Risk        17

PART II.    OTHER INFORMATION

            Item 1. Legal Proceedings                                                 18

            Item 2. Changes in Securities and Use of Proceeds                         18

            Item 3. Defaults Upon Senior Securities                                   18

            Item 4. Submission of Matters to a Vote of Security Holders               18

            Item 5. Other Information                                                 18

            Item 6. Exhibits and Reports on Form 8-K                                  19

Signatures                                                                            20

                         PART I.  FINANCIAL INFORMATION
                         Item 1.  Financial Statements

                  THE KEITH COMPANIES, INC. AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets (Note 1)
                                  (Unaudited)

                                                                                     September  30,        December 31,
                                                                                          1999                 1998
                                                                                    ----------------     ----------------
     Assets
Current assets:
  Cash and Cash equivalents                                                              $ 1,346,000          $   457,000
  Contracts and trade receivables, net of allowance for doubtful accounts of
   $829,000 and $364,000 at September 30, 1999 and December 31, 1998,
   respectively                                                                            7,271,000            5,582,000
  Costs and estimated earnings in excess of billings                                       5,728,000            3,783,000
  Prepaid expenses and other current assets                                                  440,000              534,000
  Deferred offering costs                                                                          -              291,000
  Deferred tax assets                                                                              -              270,000
                                                                                    ----------------     ----------------
      Total current assets                                                                14,785,000           10,917,000
Equipment and improvements, net                                                            4,508,000            2,862,000
Goodwill, net of accumulated amortization of $62,000 and $10,000 at September
 30, 1999 and December 31, 1998, respectively                                              4,709,000              621,000
Other assets                                                                                 165,000              130,000
                                                                                    ----------------     ----------------
      Total assets                                                                       $24,167,000          $14,530,000
                                                                                    ================     ================
     Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
  Short-term borrowings                                                                  $   438,000          $         -
  Current portion of long-term debt and capital lease obligations                          1,391,000            1,488,000
  Trade accounts payable                                                                     881,000            1,221,000
  Accrued employee compensation                                                            2,858,000            1,720,000
  Accrued liabilities to related parties                                                           -              185,000
  Other accrued liabilities                                                                2,105,000              688,000
  Deferred tax liabilities                                                                   313,000                    -
  Billings in excess of costs and estimated earnings                                         566,000              435,000
                                                                                    ----------------     ----------------
      Total current liabilities                                                            8,552,000            5,737,000
Long-term debt and capital lease obligations, less current portion                         2,499,000            5,778,000
Notes payable to related parties                                                                   -            2,401,000
Other liabilities                                                                            280,000              485,000
Redeemable securities                                                                              -              430,000
                                                                                    ----------------     ----------------
Stockholders' equity (deficit):
  Preferred stock, $0.001 par value.  Authorized 5,000,000 shares; no shares                       -                    -
   issued or outstanding
  Common stock, $0.001 par value.  Authorized 100,000,000 shares at September
   30, 1999 and December 31, 1998; issued and outstanding  5,069,119 shares at
   September 30, 1999 and 3,485,634 shares at   December 31, 1998                              5,000                3,000
  Additional paid-in capital                                                              12,327,000              652,000
  Retained earnings (accumulated deficit)                                                    504,000             (956,000)
                                                                                    ----------------     ----------------
      Total stockholders' equity (deficit)                                                12,836,000             (301,000)
                                                                                    ----------------     ----------------
Commitments and contingencies (Notes 1, 3 and 5)
      Total liabilities and stockholders' equity (deficit)                               $24,167,000          $14,530,000
                                                                                    ================     ================

   See accompanying notes to the condensed consolidated financial statements.

                                            THE KEITH COMPANIES, INC. AND SUBSIDIARIES
                                            Consolidated Statements of Income (Note 1)
                                                            (Unaudited)

                                                           Three Months Ended                   Nine Months Ended
                                                    -----------------------------      ---------------------------------
                                                     September 30,   September 30,      September 30,       September 30,
                                                        1999             1998               1999                1998
                                                    -------------   -------------      ---------------      ------------
Gross revenue                                         $11,397,000     $9,192,000         $30,867,000        $24,712,000
Subcontractor costs                                       739,000      1,292,000           2,596,000          3,799,000
                                                    -------------   -------------      ---------------      ------------
    Net revenue                                        10,658,000      7,900,000          28,271,000         20,913,000
Costs of  revenue                                       7,350,000      5,077,000          19,051,000         13,770,000
                                                    -------------   -------------      ---------------      ------------
    Gross profit                                        3,308,000      2,823,000           9,220,000          7,143,000
Selling, general and administrative expenses            2,211,000      1,626,000           5,904,000          4,227,000
                                                    -------------   -------------      ---------------      ------------
    Income from operations                              1,097,000      1,197,000           3,316,000          2,916,000
Interest expense                                          149,000        249,000             678,000            714,000
Other expense, net                                        132,000         18,000             102,000              7,000
                                                    -------------   -------------      ---------------      ------------
    Income before provision for income taxes              816,000        930,000           2,536,000          2,195,000
Provision for income taxes                                347,000        418,000           1,076,000            986,000
                                                    -------------   -------------      ---------------      ------------
    Net income                                            469,000        512,000           1,460,000          1,209,000
Reversal (accretion) of redeemable securities
to redemption value, net                                  344,000        (57,000)            230,000           (171,000)
                                                    -------------   -------------      ---------------      ------------
    Net income available to common stockholders       $   813,000     $  455,000         $ 1,690,000        $ 1,038,000
                                                    =============   =============      ===============      ============
Earnings per share:
    Basic                                             $      0.17     $     0.13         $      0.43        $      0.30
                                                    =============   =============      ===============      ============
    Diluted                                           $      0.16     $     0.12         $      0.40        $      0.29
                                                    =============   =============      ===============      ============
Weighted average number of shares outstanding:
    Basic                                               4,807,300      3,485,634           3,931,030          3,485,634
                                                    =============   =============      ===============      ============
    Diluted                                             5,063,349      3,660,639           4,213,751          3,624,724
                                                    =============   =============      ===============      ============



  See accompanying notes to the condensed consolidated financial statements.

                  THE KEITH COMPANIES, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Note 1)
                                  (Unaudited)

                                                                                   Nine Months Ended
                                                                            ------------------------------
                                                                            September 30,    September 30,
                                                                                 1999             1998
                                                                            -------------    -------------
Cash flows from operating activities:
 Net income                                                                  $ 1,460,000      $ 1,209,000
 Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                652,000          410,000
    Changes in operating assets and liabilities, net of effects from acquisitions:
     Contracts and trade receivables                                             564,000         (917,000)
     Other receivables                                                           182,000          (23,000)
     Costs and estimated earnings in excess of billings and billings in
      excess of costs and estimated earnings, net                             (1,964,000)      (1,008,000)
     Prepaid expenses                                                            (87,000)         348,000
     Deferred tax assets and liabilities, net                                    375,000        1,209,000
     Other long-term assets                                                      (30,000)        (166,000)
     Trade accounts payable and accrued liabilities                              992,000       (1,060,000)
     Accrued liabilities to related parties                                     (185,000)          55,000
                                                                             -----------      -----------
      Net cash provided by operating activities                                1,959,000           57,000
                                                                             -----------      -----------
Cash flows from investing activities:
    Net cash expended in connection with acquisitions                         (3,659,000)         (77,000)
    Additions to equipment and improvements, net                                (840,000)        (404,000)
                                                                             -----------      -----------
      Net cash used in investing activities                                   (4,499,000)        (481,000)
                                                                             -----------      -----------
Cash flows from financing activities:
    (Payments on) proceeds from line of credit, net                           (4,527,000)       1,464,000
    Principal payments on long-term and short-term debt and capital leases      (989,000)      (1,429,000)
    Borrowings on notes payable to related parties                                     -          300,000
    Payments on notes payable to related parties                              (2,401,000)        (150,000)
    Proceeds from issuance of common stock, net                               12,447,000                -
    Payment of deferred offering costs                                        (1,101,000)         (91,000)
                                                                             -----------      -----------
      Net cash provided by financing activities                                3,429,000           94,000
                                                                             -----------      -----------
      Net increase (decrease) in cash and cash equivalents                       889,000         (330,000)

Cash and cash equivalents, beginning of period                                   457,000          587,000
                                                                             -----------      -----------
Cash and cash equivalents, end of period                                     $ 1,346,000      $   257,000
                                                                             ===========      ===========

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

     On July 15, 1999, TKCI completed an initial public offering of 1,500,000 shares of its common stock. The offering price was $9.00 per share resulting in proceeds of approximately $11,673,000 to the Company, net of underwriters' discount and offering costs. The net proceeds were used primarily to repay related party notes payable and accrued interest of $2,647,000, to repay notes payable and accrued interest of $251,000, to repay the bank line of credit of $4,731,000 and to acquire substantially all of the assets of and assume substantially all of the liabilities of Thompson-Hysell, Inc. ("Thompson-Hysell") (see Note 3).

     The accompanying condensed consolidated balance sheet as of September 30, 1999, the consolidated statements of income for the three and nine months ended September 30, 1999 and 1998, and the consolidated statements of cash flows for the nine months ended September 30, 1999 and 1998, are unaudited and in the opinion of management include all adjustments necessary to present fairly the information set forth therein, which consist solely of normal recurring adjustments. The results of operations for these interim periods are not necessarily indicative of results for the full year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission and declared effective on July 12, 1999.


2.   Summary of Significant Accounting Policies

     Principles of Consolidation

     The accompanying condensed consolidated financial statements include the accounts of the Company. All material intercompany transactions and balances have been eliminated in consolidation.

     Cash and Cash Equivalents

     Cash equivalents are comprised of highly liquid instruments with maturities three months or less when purchased.

     Income Taxes

     Prior to August 1, 1998, KEI, with the consent of its stockholders, elected to be taxed as an S corporation under the Internal Revenue Code of 1986, as amended. As an S corporation, corporate income or loss flows through to the stockholders who are responsible for including the income, deductions, losses and credits in their individual income tax returns. The Company's effective tax rate of approximately 45% for the period ended September 30, 1998 reflects the anticipated conversion of KEI from an S corporation to a C corporation in August 1998.

                  THE KEITH COMPANIES, INC. AND SUBSIDIARIES
           Notes to the Condensed Consolidated Financial Statements
                                  (Unaudited)

2.   Summary of Significant Accounting Policies (continued)

     Deferred Offering Costs

     In anticipation of its initial public offering, the Company deferred the related costs incurred and included them in the accompanying condensed consolidated balance sheet as of December 31, 1998 as deferred offering costs. The Company completed its initial public offering on July 15, 1999, at which time these costs were netted against the offering proceeds.

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

3.   Acquisitions

     In conjunction with its initial public offering, on July 15, 1999, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Thompson-Hysell. The Company paid cash at closing in the amount of $3,333,000. In addition, contingent consideration consists of (i) cash in the amount of $500,000 related to the net book value of assets acquired and liabilities assumed, (ii) a promissory note in the original principal amount of $1,333,000 payable in 2001, and (iii) shares of common stock with a value equal to $1,333,000, which may be issuable in 2000 if various conditions are met. TKCI is also obligated to pay cash related to the income tax effects to the sellers of Thompson-Hysell, which is estimated to be $525,000. The issuance of common stock and the principal balance of the promissory note are contingent upon earnings for the years ended December 31, 1999 and 2000, respectively. The acquisition was accounted for using the purchase method of accounting. Goodwill, which represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed, in the amount of $4,200,000 is being amortized over a period of twenty-five years.

                  THE KEITH COMPANIES, INC. AND SUBSIDIARIES
           Notes to the Condensed Consolidated Financial Statements
                                  (Unaudited)

4.   Acquisitions (continued)

     The following unaudited pro forma data presents information as if the acquisition of Thompson-Hysell had occurred at the beginning of the periods presented. The pro forma data is based on historical information and does not necessarily reflect the actual results of operations that would have occurred had Thompson-Hysell and TKCI comprised a single entity during the periods, nor is it necessarily indicative of future results of operations of the combined entities.

                                         Pro forma for the periods ended
                                                September 30, 1999
                                        --------------------------------
                                         Three Months      Nine Months
                                             Ended            Ended
                                        --------------    --------------
     Net revenue                           $11,150,000       $33,655,000
     Net income                            $   518,000       $ 2,058,000


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

     On December 30, 1997, TKCI acquired all of the outstanding common stock of ESI, Engineering Services, Inc., and its wholly-owned subsidiary Engineered Systems Integrated, Inc. ("ESI"). The purchase price was $200,000, consisting of 74,074 shares of TKCI common stock, which are subject to certain repurchase provisions and stock indemnification rights (see Note
     5). The acquisition was accounted for using the purchase method of accounting.

5.   Redeemable Securities and Stock Indemnification Rights

     In connection with the acquisition of ESI, TKCI issued to the sellers 74,074 shares of common stock which contained redemption provisions. These redemption provisions allowed any of the sellers, at their discretion, to redeem the common shares, for a stated price per share, if the Company did not complete an initial public offering prior to October 31, 1999. In connection with the acquisition of ESI, the Company also issued to the sellers options to purchase 44,444 shares of common stock containing redemption provisions which provided that in the event that the underlying shares did not have a fair market value of at least $8.10 per share at some time during the period between the date of the Company's initial public offering and October 1, 2002, the holders were entitled to receive, at their discretion, a stated amount for all unexercised vested options. The difference between the redemption values and the initial values of the common stock and options to purchase common stock was accreted over the respective period through charges to redeemable securities and common stock. As a result of the Company's completion of its initial public offering at $9.00 per share on July 15, 1999, the securities are no longer redeemable and, accordingly, $353,000 of accumulated accretion on redeemable securities was reclassified to common stock and additional paid-in capital.

     Subsequent to the acquisition of ESI, TKCI agreed to indemnify certain holders of 40,000 shares of common stock issued in connection with the acquisition of ESI against a market decline in TKCI's common stock after the initial public offering of TKCI's common stock. The excess of the guarantee price over the market value of the 40,000 shares of common stock was $130,000 on September 30, 1999 and is recorded as other expense and accrued expenses in the accompanying condensed consolidated financial statements as of and for the periods ended September 30, 1999.

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

                                                     Three Months Ended                  Nine Months Ended
                                                 ----------------------------       -----------------------------
                                                 September 30,  September 30,       September 30,   September 30,
                                                     1999          1998                 1999            1998
                                                 -------------  -------------       -------------   -------------
 Weighted average shares used for the basic
  EPS computation (deemed outstanding the
  entire period)                                     4,807,300     3,485,634            3,931,030       3,485,634

Incremental shares from the assumed exercise
 of dilutive stock options and stock warrants          256,049       175,005              282,721         139,090
                                                    ----------   -----------           ----------     -----------

 Weighted average shares used for the
  diluted EPS computation                            5,063,349     3,660,639            4,213,751       3,624,724
                                                    ==========   ===========           ==========     ===========


     Anti-dilutive shares excluded from the above calculations were 336,902 and 147,115 for the three and nine months ended September 30, 1999, respectively and 13,285 and 40,997 for the three and nine months ended September 30, 1998, respectively.

7.   Indebtedness

     On September 1, 1999, the Company entered into a new line of credit agreement with a bank to fund working capital needs and the acquisition of equipment. The line of credit has a working capital component with a maximum outstanding principal balance of $6,000,000 which matures on September 3, 2001 and an equipment component with a maximum outstanding principal balance of $3,500,000, which matures on September 3, 2000. The line of credit bears interest at either the prime rate or, at one and three-quarters percent above LIBOR. The aggregate outstanding principal balance of working capital advances and equipment advances can not exceed $8,500,000. The line of credit is subject to various restrictions and contains certain financial and nonfinancial related covenants. As of September 30, 1999, there was no outstanding borrowing on the line of credit. The Company anticipates borrowing on its line of credit as appropriate in the future.

     In conjunction with the acquisition of substantially all of the assets and assumption of substantially all of the liabilities of Thompson-Hysell, TKCI assumed $438,000 related to a portion of the Thompson-Hysell existing bank debt. TKCI's intent is to pay-off this liability in the fourth quarter of 1999.

     Prior to September 1, 1999, the Company maintained a line of credit agreement with a bank, which allowed us to borrow up to $5,500,000, not to exceed 80% of our eligible accounts receivable, as defined in the agreement. On March 5, 1999, the bank amended the agreement to, among other things, amend some of the financial related covenants effective December 31, 1998, adjust the interest rate to the bank's prime rate plus a variable margin tied to financial covenants and extend the maturity on the line to March 1, 2000. A portion of the proceeds from the Company's initial public offering on July 15, 1999 were used to repay the outstanding principal balance of $4,731,000.

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

     The following tables set forth certain information regarding the Company's operating segments for the three and nine months ended September 30, 1999 and 1998:


                                               Three Months Ended September 30, 1999
-------------------------------------------------------------------------------------------------------------------------
                                                                                       Corporate
                                                  REPWWT               IE                Costs             Consolidated
                                             --------------        ----------      -----------------     ----------------
Net revenue                                     $ 9,715,000        $  943,000          $        -           $10,658,000
Income (loss) from operations                   $ 1,549,000        $  135,000          $ (587,000)          $ 1,097,000
Identifiable assets                             $22,827,000        $1,340,000          $        -           $24,167,000

                                               Three Months Ended September 30, 1998
-------------------------------------------------------------------------------------------------------------------------
                                                                                       Corporate
                                                  REPWWT               IE                Costs             Consolidated
                                             --------------        ----------      -----------------     ----------------
Net revenue                                     $ 6,927,000        $  973,000          $        -           $ 7,900,000
Income (loss) from operations                   $ 1,564,000        $  125,000          $ (492,000)          $ 1,197,000
Identifiable assets                             $12,260,000        $1,652,000          $        -           $13,912,000

                                               Nine Months Ended September 30, 1999
-------------------------------------------------------------------------------------------------------------------------
                                                                                       Corporate
                                                  REPWWT               IE                Costs             Consolidated
                                             --------------        ----------      -----------------     ----------------
Net revenue                                     $25,485,000        $2,786,000          $         -          $28,271,000
Income (loss) from operations                   $ 5,012,000        $  175,000          $(1,871,000)         $ 3,316,000

                                               Nine Months Ended September 30, 1998
-------------------------------------------------------------------------------------------------------------------------
                                                                                       Corporate
                                                  REPWWT               IE                Costs             Consolidated
                                             --------------        ----------      -----------------     ----------------
Net revenue                                     $18,108,000         $2,805,000         $         -          $20,913,000
Income (loss) from operations                   $ 4,129,000         $  263,000         $(1,476,000)         $ 2,916,000

                  THE KEITH COMPANIES, INC. AND SUBSIDIARIES
           Notes to the Condensed Consolidated Financial Statements
                                  (Unaudited)


9.  Supplemental Cash Flow Information

                                                                                 Nine Months Ended September 30,
                                                                                 -------------------------------
                                                                                     1999                1998
                                                                                 -----------          ----------
        Supplemental disclosure of cash flow  information:
           Cash paid  for interest                                                 $ 856,000            $874,000
                                                                                 ===========            ========
           Cash paid for income taxes                                              $ 124,000            $  2,000
                                                                                 ===========            ========
        Noncash financing and investing activities:
           Capital lease obligations recorded in connection with equipment
            acquisitions                                                           $ 258,000            $608,000
                                                                                 ===========            ========
           Purchase price adjustment                                               $  60,000            $      -
                                                                                 ===========            ========
           Accretion of redeemable securities                                      $(230,000)           $114,000
                                                                                 ===========            ========
           Accrued deferred offering costs                                         $(291,000)           $      -
                                                                                 ===========            ========

     The acquisition of Thompson-Hysell on July 15, 1999 resulted in the following:

                                                                     July 15, 1999
                                                                   ----------------
           Contracts and trade receivables                              $(2,253,000)
           Goodwill                                                      (4,200,000)
           Equipment and improvements                                    (1,105,000)
           Other assets                                                      (6,000)
           Short-term borrowings                                            438,000
           Long-term debt, including current portion                      1,943,000
           Billings in excess of cost and estimated earnings                150,000
           Other liabilities                                              1,224,000
           Common stock                                                     150,000
                                                                   ----------------
           Cash expended for the acquisition                            $ 3,659,000
                                                                   ================

10.  Subsequent Event

     On October 13, 1999, the board of directors of TKCI approved the repurchase of up to 100,000 shares of the Company's common stock. Through October 31, 1999, the Company acquired 13,700 shares of its common stock at prices ranging from $5.50 to $6.25 per share. These shares are being held in treasury by the Company.

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

Results of Operations

The following table sets forth unaudited historical consolidated operating results for each of the periods presented as a percentage of net revenue.

                                                      Three Months Ended             Nine Months Ended
                                                         September 30,                  September 30,
                                                      ------------------            -------------------
                                                       1999      1998                 1999       1998
                                                      --------   -------            --------    -------
Gross revenue                                              107%      116%                109%       118%
Subcontractor costs                                          7%       16%                  9%        18%
                                                      --------   -------            --------    -------
  Net revenue                                              100%      100%                100%       100%
Costs of revenue                                            69%       64%                 67%        66%
                                                      --------   -------            --------    -------
  Gross profit                                              31%       36%                 33%        34%
Selling, general and administrative expenses                21%       21%                 21%        20%
                                                      --------   -------            --------    -------
  Income from operations                                    10%       15%                 12%        14%
Interest expense                                             1%        3%                  2%         3%
Other expense, net                                           1%        -%                  -%         -%
                                                      --------   -------            --------    -------
  Income before provision for income taxes                   8%       12%                  9%        10%
Provision for income taxes                                   3%        5%                  4%         5%
                                                      --------   -------            --------    -------
  Net income                                                 4%        6%                  5%         6%
                                                      ========   =======            ========    =======


Three and Nine Months Ended September 30, 1999 and September 30, 1998

Revenue. Net revenue for the nine months ended September 30, 1999 was $28.3 million compared to $20.9 million for the nine months ended September 30, 1998, an increase of $7.4 million, or 35%. Net revenue for the three months ended September 30, 1999 was $10.7 million compared to $7.9 million for the three months ended September 30, 1998, an increase of $2.8 million, or 35%. Net revenue increased by $3.6 million and $2.5 million for the nine and three months ended September 30, 1999, respectively, as a result of the acquisitions of John
M. Tettemer & Associates in August 1998 and Thompson-Hysell in July 1999. Excluding the revenue from the acquisitions, our net revenue grew $3.8 million, or 18%, and $275,000, or 4% for the nine and three months ended September 30, 1999, respectively, compared to the nine and three months ended September 30, 1998. The net revenue growth resulted primarily from the overall continued strengthening of the California and Nevada economies. However, net revenue for the nine and three months ended September 1999, was negatively impacted by an increase to the estimated direct contract costs expected to be incurred on several large projects resulting in a reduction to the estimated percentage of completion on these contracts and consequently a $600,000 reduction in net revenue. Subcontractor costs, as a percentage of net revenue, declined to 9% and 7% for the nine and three months ended September 30, 1999, respectively, as compared to 18% and 16% for the nine and three months ended September 30, 1998, respectively. The percentage decline in subcontractor costs resulted primarily from a decrease in services for our primary wireless telecommunications contract, which was substantially completed by the end of 1998.

Gross Profit. Gross profit for the nine months ended September 30, 1999 was $9.2 million compared to $7.1 million for the nine months ended September 30, 1998, an increase of $2.1 million, or 29%. Gross profit for the three months ended September 30, 1999 was $3.3 million compared to $2.8 million for the three months ended September 30, 1998, an increase of $485,000, or 17%. The gross profit growth is attributable to both our internal revenue increases as well as the acquisition of John M. Tettemer & Associates and Thompson-Hysell. As a percentage of net revenue, gross profit decreased slightly to 33% for the nine months ended September 30, 1999 compared to 34% for the nine months ended September 30, 1998. As a percentage of net revenue, gross profit decreased to 31% for the three months ended September 30, 1999 compared to 36% for the three months ended September 30, 1998. The decrease in gross profit as a percentage of net revenue for the nine and three months ended September 30, 1999 resulted primarily from the negative impact to revenue relating to the increase to the estimated direct contract costs on several large projects previously discussed. Excluding this revenue impact of $600,000, gross profit as a percentage of net revenue remained flat at 34% for the nine months ended September 30, 1999 compared to the prior year period and decreased to 35% for the three months ended September 30, 1999 compared to 36% for the three months ended September 30, 1998. The gross profit percentage was further reduced by a decline in the industrial engineering operations of ESI, as a percentage of net revenue for the nine months ended September 30, 1999.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 1999 were $5.9 million as compared to $4.2 million for the nine months ended September 30, 1998, an increase of $1.7 million, or 40%. Selling, general and administrative expenses for the three months ended September 30, 1999 were $2.2 million as compared to $1.6 million for the three months ended September 30, 1998, an increase of $585,000, or 36%. As a percentage of net revenue, selling, general and administrative expenses increased to 21% for the nine months ended September 30, 1999 from 20% for the nine months ended September 30, 1998, while for the three month period ended September 30, 1999, selling, general and administrative expenses remained flat at 21% compared to the previous year period. Included in the nine months ended September 30, 1998 period is a credit to bad debt expense included in selling, general and administrative expense resulting from the cash collection of $390,000 related to a receivable written-off in a prior period. Excluding the $390,000 collection in 1998, selling, general and administrative expenses, as a percentage of net revenue, declined 1% for the nine months ended September 30, 1999 compared to the previous year period. The selling, general and administrative expense percentage of net revenue for the nine and three months ended September 30, 1999 were also negatively impacted by the decrease to revenue relating to the increase to the estimated direct contract costs previously discussed.

Interest expense and other expense, net. Interest expense for the nine months ended September 30, 1999 was $678,000 as compared to $714,000 for the nine months ended September 30, 1998, a decrease of $36,000, or 5%. Interest expense for the three months ended September 30, 1999 was $149,000 as compared to $249,000 for the three months ended September 30, 1998, a decrease of $100,000, or 40%. The lower interest expense resulted from the repayment of our line of credit and various related party notes payable with a portion of the net proceeds from the initial public offering on July 15, 1999. Other expense, net for the nine months ended September 30, 1999 was $102,000 as compared to $7,000 for the nine months ended September 30, 1998, an increase of $95,000. Other expense, net for the three months ended September 30, 1999 was $132,000 as compared to $18,000 for the three months ended September 30, 1998, an increase of $114,000. Subsequent to the acquisition of ESI, TKCI agreed to indemnify certain holders of 40,000 shares of common stock issued in connection with the acquisition of ESI against a market decline in TKCI's common stock after the initial public offering of TKCI's common stock. The excess of the guarantee price over the market value of the 40,000 shares of common stock was $130,000 on September 30, 1999.

Income Taxes. The provision for income taxes for the nine months ended September 30, 1999 was $1.1 million compared to $1.0 million for the nine months ended September 30, 1998. The provision for income taxes for the three months ended September 30, 1999 was $347,000 compared to $418,000 for the three months ended September 30, 1998. Our effective income tax rate was approximately 42% for the nine and three months ended September 30, 1999 compared to an effective tax rate of 45% for the nine and three months ended September 30, 1998. Our effective income tax rate of 45% for the periods ended September 30, 1998 was primarily due to the anticipated conversion of KEI from an S corporation to a C corporation in August 1998.

Liquidity and Capital Resources

We have financed our working capital needs and capital expenditure requirements through a combination of internally generated funds, bank borrowings, leases and the initial public offering of our common stock.

Working capital as of September 30, 1999 was $6.2 million compared to $5.2 million as of December 31, 1998, an increase of $1.1 million, or 20%. The increase in working capital resulted primarily from higher cash balances resulting from the initial public offering, the acquisition of substantially all of the assets and assumption of substantially all of the liabilities of Thompson-Hysell and growth in contracts and trade receivables and cost and estimated earnings in excess of billings due to higher revenue volume. Cash generated from operating activities increased $1.9 million to $2.0 million for the nine months ended September 30, 1999, compared to $57,000 for the nine months ended September 30, 1998. The significant growth in operating cash flow resulted primarily from higher income from operations and the timing of payments related to prepaid expenses, trade accounts payable and accrued liabilities.
The growth in cash generated from operating activities was used primarily to fund capital expenditures of $840,000 for the nine months ended September 30, 1999 compared to $404,000 for the nine months ended September 30, 1998 and to make principal payments on long-term and short-term debt and capital leases. Capital expenditures consisted primarily of computer equipment and upgrades to our information systems.

On July 15, 1999, TKCI completed an initial public offering of 1.5 million shares of its common stock resulting in proceeds net of underwriters' discount of approximately $12.4 million to the Company. TKCI's cash from operations in addition to the proceeds from the offering were used to pay approximately $1.1 million in offering costs for the nine months ended September 30, 1999. The remaining net proceeds were used to fund the $3.7 million cash expended for the acquisition of substantially all of the assets and the assumption of substantially all of the liabilities of Thompson-Hysell, the repayment of the line of credit balance of $4.5 million, the repayment of related party notes payable of $2.4 million and notes payable of $250,000.

On September 1, 1999, the Company entered into a new line of credit agreement with a bank to fund working capital needs and the acquisition of equipment. The line of credit has a working capital component with a maximum outstanding principal balance of $6,000,000 which matures on September 3, 2001 and an equipment component with a maximum outstanding principal balance of $3,500,000, which matures on September 3, 2000. The aggregate outstanding principal balance of working capital advances and equipment advances can not exceed $8,500,000. The line of credit is subject to various restrictions and contains certain financial and nonfinancial related covenants. As of September 30, 1999, there was no outstanding borrowing on the line of credit. The Company anticipates borrowing on its line of credit as appropriate in the future.

In conjunction with the acquisition of substantially all of the assets and assumption of substantially all of the liabilities of Thompson-Hysell, TKCI assumed $438,000 related to a portion of the Thompson-Hysell existing bank debt. TKCI's intent is to pay-off this liability in the fourth quarter of 1999.

Prior to September 30, 1999, TKCI maintained a line of credit agreement with a bank, which allowed us to borrow up to $5.5 million, not to exceed 80% of our eligible accounts receivable, as defined in the agreement. On July 15, 1999, a portion of the net proceeds from the Company's initial public offering was used to pay off the $4.5 million outstanding line of credit balance. On September 30, 1999 this line of credit agreement was terminated.

We believe existing cash balances, internally generated funds, and availability under credit facilities will be sufficient to fund our anticipated internal operating needs for the next twelve months.

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

Year 2000

We are currently in the final phase of identifying and evaluating the potential impacts of the Year 2000 on information systems and embedded systems. A Year 2000 Mitigation Committee comprised of senior management and functional managers is evaluating the following issues:

   .  State of readiness
   .  Costs to address Year 2000 issues
   .  Risk assessment
   .  Contingency plan

The following is a description of the process we have established and which we intend to follow to minimize our Year 2000 risk exposure:

State of readiness. Our information technology and non-information technology systems can be divided into support/administrative and operational/production systems. The significant systems used to perform our support and administrative functions as well as our engineering work and the operating systems upon which these systems function are detailed in the table below. We have surveyed the system suppliers and have received from each supplier either written assurance or vendor documentation in the form of information published on a website stating that these systems are Year 2000 compliant or Year 2000 compliant with minor issues as indicated below.

                                                                                     Operating System
      System Name                                Description                          (if applicable)          Year 2000 Status
      -----------                                -----------                          ----------------         ----------------
Harper & Shuman CFMS/RD                                                                                       Compliant
 V5.0 (Server)                        Accounting and Project Cost software           Open VMS V7.1-1H1        Assurance received
                                                                                     Windows 95,
                                                                                     Windows 98,
Harper & Shuman CFMS/RD               Client component that allows access to         Windows NT 4.0           Compliant
 V5.0 (Client)                        server data                                    Workstation SP4          Assurance received
Compaq-DEC Open VMS                   Alpha operating system that supports                                    Compliant
 V7.1-1H1                             CFMS/RD software                               N/A                      Assurance received
Autodesk AutoCAD R14                  Engineering CAD design software                Windows 95,              Compliant

                                                                                     Operating System
      System Name                                Description                          (if applicable)          Year 2000 Status
      -----------                                -----------                          ----------------         ----------------

                                      being run on Windows operating system          Windows 98,              Assurance received
                                                                                     Windows NT 4.0
                                                                                     Workstation SP4
                                                                                     Windows 95,
                                      Office suite includes word processing,         Windows 98,
Microsoft Office 97 SR-2              spreadsheet, database, presentation            Windows NT 4.0           Compliant
                                      components                                     Workstation SP4          Assurance received
ProBusiness Payroll PowerPay                                                                                  Compliant
 v.5.03                               Payroll software                               Windows 95               Assurance received
ProBusiness HRMS                                                                                              Compliant
Powersource II V1.0                   Human Resources software                       Windows 95               Assurance received
                                                                                     Windows 95,
                                                                                     Windows 98,
MicroStation 95 V5.05.01.65           Engineering CAD design software being          Windows NT 4.0           Compliant
                                      run on Windows operating system                Workstation SP4          Assurance received
Microsoft Windows NT Server 4.0       Server operating system for storing
 SP4                                  engineering drawings and administrative                                 Compliant
                                      documents                                      N/A                      Assurance received
Microsoft Windows NT                  Operating system running on workstations                                Compliant
 Workstation 4.0 SP4                  and laptops                                    N/A                      Assurance received
Microsoft Windows 95                  Operating system running on workstations                                Compliant
                                      and laptops                                    N/A                      Assurance received
Microsoft Windows 98                  Operating system running on workstations                                Compliant
                                      and laptops                                    N/A                      Assurance received
Microsoft Exchange Server 5.5         E-mail server application running on                                    Compliant
 SP2                                  Windows operating system                       Windows NT 4.0 SP4       Assurance received
                                                                                                              Compliant
Nortel Meridian SL1 (Corporate)       Telephone switch                               N/A                      Assurance received
                                                                                                              Compliant
Nortel Meridian Mail R5.0             Voicemail messaging system                     N/A                      Assurance received
 (Corporate)                                                                                                  Compliant
Toshiba Perception II (Moreno         Telephone system                               N/A                      Assurance received
 Valley Location)                                                                                             Not Compliant
AVT PhoneXpress (Moreno Valley
 Location)                            Voice mail system                              N/A                      (see below)
Toshiba Strata DK-424 (Las                                                                                    Compliant
 Vegas Location)                      Telephone system                               N/A                      Assurance received
AVT CallXpress3 (Las Vegas                                                                                    Compliant
 Location)                            Voicemail messaging system                     N/A                      Assurance received
                                                                                                              N/A no feature within
                                                                                                              this product is
                                                                                                              pertinent to Y2K per
                                                                                                              telephone vendor,

Trillium Panther 2064
 (Thompson-Hysell)                    Telephone system                               N/A                      O'Leary Telephone &
                                                                                                              Data Compliant
Pacific Bell Voice Mail                                                                                       Assurance received
 (Thompson-Hysell)                    Voice message boxes                            N/A                      Compliant
Nortel Norstar Plus Model II          Integrated telephone and voice mail            N/A                      Assurance received
 DR5.1 (John M. Tettemer)             system                                                                  Compliant
Toshiba Strata DK424 (ESI)            Telephone system                               N/A                      Assurance received
                                                                                                              Compliant
AVT PhoneXpress (ESI)                 Voice message system                           N/A                      Assurance received
Toshiba Strata DK96 (Palm                                                                                     Compliant
 Desert Location)                     Voice message system                           N/A                      Assurance received


We are currently in the process of asking the vendors of embedded systems to provide us with written assurance of Year 2000 compliance. In addition, where cost effective and appropriate, have performed internal tests on mission critical and operational production systems and all either passed the Year 2000 testing or require minor manual remediation following the January 1, 2000 date.

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

We anticipate a cost of $25,000 to $50,000 to upgrade our telephone voice message system near the end of the fourth quarter 1999 to ensure Year 2000 compliance. This expenditure will be recorded as selling, general and administrative expense as incurred. Our Mitigation Committee has determined that the primary computer systems that we use are Year 2000 compliant and therefore we do not anticipate any additional costs related to the Year 2000 date change that will be material to our business, financial condition or results of operations.

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

We have had difficulty estimating the impact of Year 2000 non-compliance by outside parties with whom we transact business. We have received Year 2000 compliance letters from most of our critical vendors and subcontractors. Based on theses responses we are not aware of any significant issues relating to third parties compliance with the Year 2000 date change.

We have also engaged in discussions with other significant third parties, such as our bank and payroll service, and have received written assurances regarding Year 2000 compliance from such service providers. Although our client base is diverse, with no one client making up more than 10% of our gross revenue, we have had discussions with our major clients regarding their readiness for the Year 2000 date change and are not aware of any significant issues.

Contingency plan. We have completed our testing and assessment procedures. Plans for likely scenarios involving Year 2000 failures currently cover only manual remediation of workstation and/or server computers. Where cost effective and appropriate, we have performed internal tests on mission critical and operational production systems to validate Year 2000 compliance, and all either passed Year 2000 testing or require minor manual intervention on or after the January 1, 2000 date. Appropriate plans to deal with identified failures are being developed. If we are unsuccessful in developing or implementing a plan to correct possible Year 2000 failure, either in our information technology (software) or non-information technology (microcontrollers in equipment), we may experience disruptions in operations. Our projection of most serious disruptions which could occur include:

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate changes primarily as a result of our line of credit, long-term debt and capital leases which are used to maintain liquidity and to fund capital expenditures and our expansion. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives, we have borrowed at fixed rates and may enter into derivative financial instruments to mitigate our interest rate risk on variable rate debt. We do not enter into derivative or interest rate transactions for speculative purposes.

The table below presents the principal amounts, weighted average interest rates, fair values and other items required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Dollars are expressed in thousands.

                             1999       2000       2001        2002        2003        Total         Fair Value/(1)/
Fixed rate debt /(2)/        $  33      $ 164     $1,501       $ 136       $  37       $1,871        $1,871
Average interest rate         8.50%      8.40%      9.80%       8.30%       8.00%        9.50%         9.50%
Variable rate debt              --      $ 438         --          --          --       $  438        $  438
Average interest rate           --       8.25%        --          --          --         8.25%         8.25%

----------------------------
/(1)/ The fair value of fixed rate debt and variable rate debt was determined based on current rates offered for debt instruments with similar risks and maturities.
/(2)/ Fixed rate debt excludes notes payable with an aggregate principal amount of $350,000 as there is no established market for these notes.

As the table incorporates only those exposures that existed as of September 30, 1999, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented in the table has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on those exposures or positions that arise during the period and interest rates.

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

Of the $13,500,000 in gross proceeds raised in connection with the offering, (i) $1,080,000 was paid to the managing underwriter in connection with underwriting discounts and expenses and (ii) approximately $747,000 was paid by us in connection with expenses, including legal, accounting, printing, filing and other fees, in connection with the offering. Of the remaining net proceeds, we have paid cash of $3,333,000 in connection with the acquisition of substantially all of the assets and assumption of substantially all of the liabilities of Thompson-Hysell; paid off the outstanding line of credit balance of $4,731,000; and repaid debts to related parties of $1,407,000 to Aram Keith, our Chief Executive Officer and Chairman of the Board, $703,000 to Walter Cruttenden III, one of our directors, $165,000 to Floyd Reid, a former director and executive officer, and an aggregate of $372,000 to various other related parties. There were no other direct or indirect payments to any of our officers or directors, their associates, ten- percent shareholders or any other affiliate of ours. We are currently investing the remaining net proceeds from the offering for future use as additional working capital and/or to repay other debt. Our investments are currently in a government cash fund which invests substantially all of its assets in high-quality obligations of the U.S. Government, its agencies and instrumentalities and in repurchase agreements, backed by these obligations.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to A Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         Exhibits
         Number    Description
         ------    -----------

         10.35 Wells Fargo Bank Line of Credit Note dated September 1, 1999 between The Keith Companies, Inc., John M. Tettemer and Associated, LTD., and ESI, Engineering Services, Inc. and Wells Fargo Bank, National Association.

         10.36 Wells Fargo Bank Credit Agreement dated September 1, 1999 between The Keith Companies, Inc., John M. Tettemer and Associated, LTD., and ESI, Engineering Services, Inc. and Wells Fargo Bank, National Association.

         10.37 Facility Lease dated July 29, 1999 between ASP Scripps, L.L.C. and the Keith Companies, Inc.

         10.38 Addendum to Facility Lease dated July 29, 1999 between ASP Scripps, L.L.C. and the Keith Companies, Inc.

         10.39 Sublease Agreement dated July 29, 1999 between Cannon Computer Systems, Inc. and The Keith Companies, Inc.

         10.40 Agreement of non-disturbance and attornment dated July 28, 1999 between ASP Scripps, L.L.C. and The Keith Companies, Inc.

         10.41 Consent to Sublease Agreement dated July 28, 1999 between ASP Scripps, L.L.C., Canon Computer Systems, Inc. and The Keith Companies, Inc.

         27        Financial Data Schedule

         (b) Reports on Form 8-K
         None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  November 12, 1999        THE KEITH COMPANIES, INC. AND SUBSIDIARIES


By:      /s/ ARAM H. KEITH
         -----------------------------------
         Aram H. Keith
         Chairman of the Board of Directors
         and Chief Executive Officer


By:      /s/ GARY C. CAMPANARO
         -----------------------------------
         Gary C. Campanaro
         Chief Financial Officer and Secretary