Form 10-K
period 1999-12-31
KEITH COMPANIES INC
filed 2000-03-29
CIK 1080922

===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the year ended December 31, 1999
                        Commission File Number 0-19655

                           THE KEITH COMPANIES, INC.
            (Exact name of registrant as specified in its charter)

                 California                                      33-0203193
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                        Identification No.)

               2955 REDHILL AVENUE, COSTA MESA, CALIFORNIA 92626
             (Address of principal executive offices and zip code)

      Registrant's telephone number, including area code: (714) 540-0800

       Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                               $0.001 par value

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Yes   [X] No   [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The number of shares outstanding of the registrant's common stock as of February 29, 2000 was 5,070,973 shares. The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on February 29, 2000 was approximately $11,683,000.(/1/)

                      DOCUMENTS INCORPORATED BY REFERENCE

   List hereunder the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated; (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (e) under the Securities Act of 1933. Part III incorporates certain information by reference from the registrant's definitive proxy statement for the Annual Meeting of Shareholders scheduled to be held on May 15, 2000.

--------
(1) For purposes of this report, in addition to those shareholders which fall within the definition of "affiliate" under Rule 405 of the Securities Act, as amended, holders of ten percent or more of the registrant's common stock are deemed to be affiliates.
===============================================================================

                           THE KEITH COMPANIES, INC.
                           Annual Report on Form 10-K

                               ----------------

                               Table of Contents

                                                                                                  Page
                                                                                                  ----
                                                  PART I
 Item 1.  Business...............................................................................   3
 Item 2.  Properties.............................................................................  17
 Item 3.  Legal Proceedings......................................................................  17
 Item 4.  Submission of Matters to a Vote of Security Holders....................................  17

                                                  PART II
 Item 5.  Market for Our Common Equity and Related Stockholder Matters...........................  18
 Item 6.  Selected Financial Data................................................................  18
 Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..  20
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk.............................  27
 Item 8.  Consolidated Financial Statements and Supplementary Data...............................  28
 Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  53

                                                 PART III
 Item 10. Directors and Executive Officers.......................................................  53
 Item 11. Executive Compensation.................................................................  53
 Item 12. Security Ownership of Certain Beneficial Owners and Management.........................  53
 Item 13. Certain Relationships and Related Transactions.........................................  53

                                                  PART IV
 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K........................  53
    (a)   1. Consolidated Financial Statements...................................................  53
          2. Financial Statement Schedules.......................................................  53
          3. Exhibits............................................................................  54
    (b)   Reports on Form 8-K....................................................................  55
 Signatures......................................................................................  56

                                    PART I

ITEM 1. BUSINESS

Introduction

   The Keith Companies, Inc. or TKCI, together with its wholly-owned subsidiaries, provides high-quality, full-service engineering and consulting services to the real estate development, public works and telecommunications industries. We also specialize in mechanical, electrical, and process engineering services that improve the efficiency of production in manufacturing and industrial facilities.

   We provide a full range of services from initial site acquisition studies through construction support services to clients operating in a variety of market sectors. We benefit from a diverse public and private client base including real estate developers, residential and commercial builders, architects, cities, counties, water districts, state and federal agencies, land owners, commercial retailers, energy providers and various manufacturers. Our professional staff provides a comprehensive menu of professional services that are needed to effectively manage, engineer and design state-of-the-art facilities.

   We were incorporated in 1983 under the name Keith Engineering. The Keith Companies--Inland Empire, Inc. was formed during November 1986, and the two companies were merged in November 1998 with TKCI as the survivor.

  . In December 1997, in a strategic move to expand our menu of services, we acquired Engineering Services, Inc. ("ESI") and Engineered Systems Integration, Inc. ("ESII"), both of which are located in Walnut Creek, California. These two companies added additional engineering specialties and a series of industrial services to our service offerings.

  . In August 1998, we acquired John M. Tettemer and Associates, Ltd. ("JMTA"), located in Costa Mesa, California, to expand, refine and further specialize our water resources services.

  . During July 1999, we acquired substantially all of the assets and assumed substantially all of the liabilities of Thompson-Hysell, Inc. ("Thompson-Hysell"), adding offices in Modesto, California and Taylorsville, Utah, to diversify our geographic presence, expand our client base and further enhance our water resources services.

   We currently operate from seven offices in three states including California, Nevada, and Utah with the experience and ability to provide services both nationally and internationally.

The TKCI Advantage

 Reputation

   Our reputation for providing high quality services has been a source of numerous project assignments. We believe our reputation is strengthened due to the personal relationships developed between our staff and representatives of clients and agencies. We have been awarded many projects either due to our expertise in working with an agency or project type or because a particular client desires to work with, and can count on, specific project managers. In addition, we have received numerous awards for technical excellence including the Project of the Year Award of Excellence in the award category of Engineering Land Development for the "Dana Point Townhomes" project from the California Council of Civil Engineers and Land Surveyors; a Certificate of Recognition for the design of the "Grand Avenue and Chino Hills Parkway" awarded by the County of San Bernardino, California Board of Supervisors; and a Letter of Appreciation from the Department of General Services of the State of California for contributing to the "Telecommunications Leasing Program" and for our assistance in formulating telecommunications real estate objectives and strategies.

 Industry and Professional Experience

   We recognize that our employees are our most valuable resource for providing continuing quality service and for obtaining new work. During employee selection and as part of the acquisition criteria we require that the personnel which we add to our team have significant experience in the industries that we serve. We supplement this industry experience by providing in-house continuing education seminars, design forums, and training programs.

 Full Service Approach

   We provide civil engineering, surveying and mapping, planning, environmental, archaeological, construction management, site acquisition, water resources engineering, instrumentation and control systems engineering, fire protection engineering, electrical and mechanical engineering, and chemical process engineering services. Since many consulting and engineering services firms specialize in only one or a few services, a project owner may often be required to engage several engineering and/or consulting firms during the various phases of a project. The phases range from identifying and evaluating whether to acquire a parcel of land to designing, engineering, and managing the construction of the finished project. We believe that clients realize significant cost and time savings and maintain consistent quality by utilizing a single firm for as many services as possible.

 Cross-Marketing

   Due to our reputation within the industry and our technical expertise, we have frequently increased the scope of services provided to a client from an initial engagement, such as land planning, to include other services, such as mapping and surveying. When we expand into new geographic regions, we have successfully cross-sold and intend to continue to cross-sell services offered.

   Because our professionals provide many of the preliminary services for planning, civil engineering, and surveying and mapping projects, we are frequently asked to provide additional services as a project progresses. In performing the preliminary services during the initial phases, we obtain background information and data relating to the project that may be inefficient and costly for another firm to compile. Consequently, we are often more knowledgeable about a project, and, as a result, are often engaged to perform the additional engineering and consulting services as the project progresses.

 Effective Organizational Structure

   We believe that our organizational structure allows us to compete effectively with small and mid-sized local firms as well as with large regional and national firms. The organizational structure combines the efficiencies associated with centralization and the flexibility of decentralization. Our administrative functions are centralized in our corporate headquarters in Costa Mesa, California allowing us to eliminate duplicative functions and personnel at our divisional offices. We believe this centralization allows the management at the divisional offices the freedom to focus on identifying new business opportunities and overseeing the services provided, and allows the flexibility for managers to maintain focus on being responsive to client needs. The centralization of administrative functions also helps us to effectively integrate with acquired companies.

Business Strategy

   Our objective is to strengthen our position as a leading provider of engineering and consulting services while growing our geographical presence and expanding the services we offer. To achieve this objective, we have developed a strategy with the following key elements:

  . Maintain High Quality of Service. To maintain high quality service, we focus on being responsive to customers and working diligently and responsibly to maintain schedules and budgets. As a result of our focus on quality and timely service, we believe that we have established an excellent reputation in the markets we serve. We intend to continue providing high quality services as we expand our geographic presence and our service offerings.

  . Continue to Recruit and Retain Highly Qualified Personnel. We believe that recruiting and retaining skilled professionals is crucial to our success and growth. As a result, we intend to continue to recruit experienced and talented individuals who can provide quality services and innovative solutions.

  . Expand Geographically. To diminish the impact of regional economic cycles, we intend to continue to expand our geographic presence through acquisitions, opening additional divisional offices and marketing our services to clients with national and international needs. Our geographic growth may provide us with broader access to employee pools, work sharing between regions, and new business opportunities. We believe that the acquisition of Thompson-Hysell has enabled us to more effectively sell additional services in both central and northern California and Utah. We intend to continue to increase our service offerings outside the areas of California, Nevada and Utah.

  . Expand Technical Capabilities. We intend to build upon our reputation as a quality provider of real estate related engineering and consulting services as we diversify our services to meet demands of our clients and new markets. As part of our effort to continue diversifying the scope of our services, we intend to pursue strategic partnering relationships and acquisitions.

  . Continue to Effectively Integrate Acquisitions. We intend to continue pursuing acquisitions that expand our range of services, geographic presence, and/or client base and that result in increased operating efficiencies. We believe that strategic acquisitions will enable us to more efficiently serve the diverse technical and geographic needs of, and secure additional business from, national and international clients.

Industries Served

   The industries we serve are real estate development, public works, telecommunications and industrial, process and manufacturing. The engineering and consulting services industries are highly fragmented, ranging from a large number of relatively small local firms to large, multi-national firms. We estimate that there are over 500 firms providing engineering and consulting services to the industries we serve in our principal operating areas. We believe that we have successfully penetrated the regional residential real estate industry to capture a significant share of the market and have established ourselves as a leader in these markets. Our reputation for providing high quality services has been a source of continued repeat business and new relationships. We believe our reputation is strengthened due to the personal relationships developed between the staff and client and agency representatives. We believe we have been awarded many contracts either due to our expertise with working with particular agencies or market sectors or because an individual client desires to work with, and can count on our technical staff.

 Real Estate Development, Public Works and Telecommunications

Real Estate Development

   Residential, commercial, golf, and other recreational developers use technical consultants to provide planning and environmental services to create land use plans, write the supporting planning and environmental documents and process entitlements and permits through governmental authorities. Technical consultants also assist clients with obtaining approvals and permits from federal, state and local agencies. After projects are approved by governmental agencies, developers need surveying, mapping, and civil engineering services to survey development sites, create accurate boundary and base maps, and provide engineering designs for grading, streets, sewer pipelines and facilities, water pipelines and facilities, utilities, and drainage facilities. Upon completion of the design phase, surveyors provide construction staking services to identify the precise locations of streets, utilities, pipelines, and other facilities. In culturally sensitive areas, developers may also require environmental and archaeological services for planning and assistance with environmental approvals as well as construction and post-construction phase monitoring services.

   Residential. The residential development industry consists of large-scale communities, senior citizen and retirement communities, single family homes and multi-family homes, such as condominiums and apartments.

   Commercial. The commercial development industry includes the development and construction of retail, office, hotel, and industrial facilities. We work hand-in-hand with developers and builders to combine office, industrial and retail centers and their amenities into vibrant, functional and attractive business venues.

   Golf and Other Recreational Facilities. Golf and recreational facility development includes golf courses, driving ranges, parks, clubhouses, theme parks, resorts, and lakes.

Public Works

   Transportation, water resources, and other public works projects provide ongoing, more reliable sources of revenue for engineering firms and consultants when private development activities decline during unfavorable economic periods. These public projects are often long-term and ongoing, and have historically provided more determinable and consistent revenue streams.

   Transportation. Highway and interchange projects require engineering designs for roadways and interchanges, for the placement or relocation of sewer lines, water pipelines and utility lines and for rainfall run-off management. They also include surveying services for establishment of proper rights of way for these facilities. Our engineers have developed street, major arterial, and highway designs in cooperation with federal, state, and local agencies to improve transportation networks. We have provided services for transportation improvements to public agencies and many private sector clients. We offer experienced staff support services for transportation planning, studies and reports, surveying and mapping, and right-of-way engineering; and prepare plans and specifications for new and widened alignments, pavement sections, and traffic control. Highly experienced transportation planners, engineers, and designers provide the entire spectrum of resources necessary to effectively engineer and design state-of-the-art transportation facilities.

   Water Resources. Due to the multiple demands for municipal, environmental, and agricultural uses, water is a limited resource in the western United States. As populations continue to grow and higher standards are placed on protecting the environment without sacrificing the supply of water, water districts, public agencies, agricultural users, and municipalities are faced with the challenge of managing their water supplies more efficiently.

   Protecting the communities from natural disasters such as flood and mudflows, cleaning natural waterways, eliminating pollution from storm runoff flowing into the ocean, and protecting and enhancing natural riparian resources are some of the missions of public agencies. Private developers also address these issues as part of their land development projects.

   We have developed highly specialized skills in a number of technical areas that make us unique in the water resources industry. Our professional staff continues to direct our efforts toward the optimum use of water: water supply, water conveyance/water storage, irrigation, drainage, and flood control. We provide planning, engineering, design and construction management services for most types of water resource facilities.

Telecommunications

   With the rapid growth of Internet and personal communication services, the demand for telecommunications infrastructure has expanded dramatically. Telecommunications projects that we can support include the development, expansion and construction of wireless and land based data and communications systems. The infrastructure for these systems includes wireless transmission base stations, switching centers, cable systems, fiber optic networks and microwave link networks.

   Service providers and developers of telecommunications infrastructure generally hire outside experts to meet their design, site acquisition and lease arrangement, land planning, civil engineering, purchasing and construction management needs.

 Industrial, Process and Manufacturing

   Modern machines, assembly lines, factories and refineries require mechanical, electrical and process engineering services to enable utilization of new processes and to improve efficiency and reliability. Comprehensive engineering services include: (a) the design or redesign of electrical, heating, ventilation and air conditioning systems; (b) mechanical equipment design; (c) equipment selection and purchasing; (d) the design of integrated computer and monitoring device systems to control manufacturing and process equipment; (e) chemical process engineering; (f) energy usage consulting; (g) fire protection engineering; (h) material handling and process flow planning;
(i) automation and robotics design; (j) construction management and installation supervision; (k) project management; and (l) computer programming.

   Projects that utilize mechanical, electrical and process engineering and consulting services include:

  . High Tech Facilities: biotechnology, pharmaceutical and laboratory facilities, computer centers, control rooms, research and development facilities

  . Consumer Product Facilities: automotive assembly, household products and packaging facilities

  . Food and Beverage Facilities: bottling/packaging facilities, material handling facilities, process controls, food and beverage manufacturing facilities

  .  Educational Facilities: school and university buildings and campuses

  . Public Facilities/Utilities/Energy/Power: commercial and medical buildings, power plants and natural gas/ electrical systems

   We believe there is a continued trend in the manufacturing and assembly industries toward automation and increased efficiency. As these industries grow, so does their need for engineering and design services to automate and increase efficiency of new and existing facilities.

Services Provided

   We provide a broad range of services, including civil engineering, surveying and mapping, planning, environmental, archaeological, construction management, site acquisition, water resource engineering, and other services needed by the industrial, process and manufacturing industry, including instrumentation and control systems engineering, fire protection engineering, electrical engineering, mechanical engineering, and chemical process engineering.

 Civil Engineering Services

   General civil engineering is often referred to as everything "designed from the ground down" because it is related to many things that play a vital part in everyday life. Our civil engineering services include:

  .  project feasibility and due diligence analysis

  .  development cost projections

  .  access and circulation analysis

  .  infrastructure design and analysis

  .  pro forma cost studies

  .  project management

  .  construction documents

  .  tentative mapping

  .  flood plain studies

  .  sewer, water and drainage design

  .  street and highway design

  .  site and subdivision design

  .  grading design

 Surveying and Mapping Services

   From establishing boundaries for preliminary engineering through construction layout and as-built surveys, it is common for our surveying and mapping teams to be "the first in and the last out" for a construction project. We provide surveying and mapping services through teams of skilled professionals that utilize sophisticated technology, including global positioning systems that utilize satellite technology to survey and navigate land, geographic information systems, and field-to-office digital and electronic data capture to produce information that will serve as the foundation for a variety of planning and engineering analysis and design endeavors. Our surveying and mapping services also include the identification of features of a parcel of land that directly affect a project's design. We were among the first engineering and surveying consultants to utilize global positioning systems with geographic information systems to perform precise ground surveys.

   We utilized our expertise with the use of ground and global positioning systems to plot the aftermath of the Mt. Pinatubo eruption in the Philippines for a long-term lava flow management project. We provided site topographic and boundary surveys for approximately 450 proposed cellular telecommunication sites. Using these surveys, we designed and generated construction documents and developed legal descriptions that were used in lease contract documents. Government agencies and landowners have also utilized our surveying and mapping services to develop the basic elements of their geographic information systems databases.

 Planning Services

   Planning services include both physical planning and policy planning. Physical planning is graphical and includes conceptual drawings, sketches and layouts of communities and identifies land uses and residential and commercial neighborhoods. The resulting plan often becomes the basis for the preparation of engineering plans. To complement a physical plan, policy planning entails the preparation of supporting text and documents that establish procedures, requirements, and guidelines for visual appearance or detailed permitting approvals under which the physical plan may be implemented.

   Our planning services are designed to assist clients with maximizing the potential uses of real estate and other limited resources. We provide plans that take into account government regulations, effective and creative use of land assets, and the expectations and needs of the community.

   An example of our planning services is our past involvement with the design of a major flood control dam for a 10,000-acre project located in Los Angeles County that controlled the yearly flooding of the city of Palmdale, California, a downstream municipality. Our solution allowed plans for concrete channelization of the waterway to be abandoned, significantly reducing the cost of infrastructure for the flood control facilities. This resolved the concerns of the local water agencies and environmentalists that were concerned with groundwater recharge and replenishment. It also provided the inducement for the city to annex and entitle the project.

 Environmental Services

   Our environmental staff offers the technical proficiency to provide one-stop preparation of environmental documents that conform to current regulatory requirements. Our environmental services include biology, permit processing, environmental document preparation, and mitigation monitoring. We assist clients with the complex federal, state, and local permitting process enabling them to successfully implement private and public projects.

   Our staff is experienced with the preparation of complex and challenging environmental planning documents such as Environmental Impact Reports, Environmental Impact Statements, initial studies, and environmental assessments. Our experience includes the preparation of documents that comply with the California Environmental Quality Act (CEQA) and the National Environmental Policy Act (NEPA). Our environmental staff has been instrumental in developing permit strategy consensus among federal agencies such as the Army Corps of Engineers, U.S. Fish and Wildlife, the Environmental Protection Agency, and the State of California.

 Archaeological Services

   Many environmental impact analyses require protection of significant archaeological resources that may exist on a property, such as native peoples' community settings, artifacts, and burial sites. We perform studies that range from site review and records analysis to a discussion of measures to protect sensitive or valuable archaeological resources. Further, we conduct field sampling and testing to establish or verify findings of the site review stage, and record information to determine both the quantity and quality of archaeological materials for a given site.

   Our archaeological staff provided services for the excavation of a fossil whale bed and for several mammoths over the past several years. During the course of the whale excavation, we found rare samples of Baleen whales, which were subsequently donated for further academic study.

 Construction Management Services

   Construction management services are an efficient "bundling" of some of the other services that we provide. During construction management assignments, we direct development and construction tasks, including the preparation of cost projections, entitlement and feasibility analysis, professional consultant selection and supervision, contractor bidding and construction supervision. We provide these services in discrete components or as a comprehensive package for private development, public works and telecommunications clients.

 Site Acquisition Services

   We provide site acquisition services to assist clients with obtaining the most appropriate real estate for their particular needs. For example, a property intended for the development of multi-family housing will have characteristics which vary greatly from that of a property intended for the siting of a heavy industrial facility. We provided site acquisition services for over 450 wireless communications sites in Riverside, San Bernardino, Ventura, Los Angeles and San Diego counties for a national wireless services provider.

 Water Resources Engineering Services

   Our water resources engineers frequently assist clients with financial planning, feasibility studies, demand forecasting, hydraulic analysis, and water flow studies to develop system master plans in addition to designing conventional systems of pipes, channels and dams.

   Examples of the water resources engineering services that we provide include: (a) the performance of a study in which we evaluated the anticipated amount of rainfall water in a 23 square-mile watershed in Riverside County, California; and (b) the development of a concept report and preliminary design for a 2,000 acre-feet,

50-foot high water quality dam, a major sediment detention basin facility and the relocation of approximately 1.5 miles of roadway, all incidental to the construction of the dam and related structures.

 Industrial, Process and Manufacturing Services

   In addition to the engineering and consulting services described above, we also provide the following industrial, process and manufacturing services:

   Instrumentation and Control Systems Integration Engineering Services. Our professionals integrate equipment selection, maintenance requirements and spare parts inventory by designing, selecting and reviewing mechanical, piping and electrical layouts, and operating maintenance, training, start-up and emergency procedures during the design of contemporary processes or the automation of outdated manufacturing processes. These services are essential to creating an efficient operating facility.

   Fire Protection Engineering Services. We provide fire protection engineering services in connection with both new construction and the renovation/modification of existing facilities to assist clients in defining and providing an acceptable level of fire safety in a cost-effective manner.

   Electrical Engineering Services. These services include design of electrical power systems for buildings, manufacturing plants and miscellaneous facilities; design of lighting systems; and selection of other equipment that delivers or uses electrical power.

   Mechanical Engineering Services. These services are required to design energy systems, HVAC systems, plumbing systems, water distribution systems, and fire protection systems for facilities and buildings.

   Chemical Process Engineering Services. Our chemical and process engineers design systems for a variety of manufacturing and industrial facilities and processes. These services are necessary for the design of chemical processing operations in businesses like food and beverage, pharmaceutical, chemical and petroleum.

Business Development and Marketing

   We use a client service approach to our business development and marketing efforts employing a variety of techniques to obtain contracts with new clients, repeat business with existing clients, and maintain a positive reputation. Our business development and marketing activities consist of identifying target markets, developing strategies for pursuing these targets, and supporting marketing activities company-wide by coordinating corporate promotional and professional activities.

   Additionally, our business development and marketing efforts assist management and clients to assure quality performance and client satisfaction. To accomplish this effort, we provide our clients with referrals for project partners and financing sources, assist with legislative matters, and monitor in-house performance and many other non-technical support functions. Finally, we identify new projects and clients in each of the markets in which we are active. This is achieved through the use of many resources including: geographic information systems and aerial maps, project and contact databases, the Internet, and lead tracking publications. We pursue the companies, agencies, projects and markets that have financial strength, long-term growth potential and an established reputation.

Clients

   We provide service to clients in the real estate development, public works, telecommunications, and industrial, process and manufacturing industries. Our primary private sector clients consist of real estate developers, builders, telecommunications providers, major manufacturers and energy providers. Our public sector clients include water and school districts, metropolitan planning organizations, transportation authorities, and local, state and federal agencies.

   No individual client accounted for more than 10% of our net revenue in 1999 or 1998. The Irvine Company accounted for 11% of our net revenue in 1997.

Backlog

   Our backlog represents (a) an estimate of the remaining future gross revenues from existing signed contracts and (b) contracts which have been awarded with a defined scope of work and contract value and on which we have begun work with verbal client approval. The backlog estimates do not include projected revenues from those projects for which we have provided services and anticipate additional services to be requested.

   Because our professionals provide many of the preliminary services like planning, civil engineering and surveying and mapping, we are frequently called upon to expand our scope of services as the project progresses. In performing the preliminary services during the initial phases, we obtain background information and data that may be inefficient and costly for another firm to compile. As a result, we are often chosen to perform additional engineering and consulting services that clients require as the project progresses.

   At December 31, 1999, our gross revenue backlog was approximately $22 million. No assurance can be given that we will receive all of the gross revenues associated with the backlog, even if evidenced by written contracts.

Competition

   The market for our services is highly competitive. We compete with a variety of firms ranging from small local firms to national firms. We perform engineering and consulting services for a broad spectrum of markets including residential, commercial, recreational, public works, telecommunications and industrial, process and manufacturing. The range of competitors can vary from one to 50 firms depending upon contract value, geographic location and client restrictions. We believe that the principal factors in the engineering and consulting services selection criteria include, in order of importance:

  .  quality of service

  .  relevant experience

  .  staffing capabilities

  .  reputation

  .  geographic presence

  .  stability

  .  price

Employees

   At December 31, 1999, we had approximately 470 employees. Believing that our success depends significantly upon attracting and retaining talented, innovative, and experienced professionals, we are comprised of highly skilled personnel with significant industry experience and strong client relationships. We employ licensed civil engineers, mechanical engineers, electrical engineers, land surveyors, landscape architects, certified planners, information technology specialists, biologists, archaeologists and geodesists.

   Certain of our field survey employees are covered by a Master Labor Agreement between the International Union of Operating Engineers and the Southern California and Bay Counties Associations of Civil Engineers and Land Surveyors. The agreement applies to civil engineering and land surveying work, including global positioning system surveys. Our other employees are not represented by any labor union and we have never experienced a work stoppage from union actions. We believe that our relationship with our employees is good.

                                 RISK FACTORS

   This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the United States Securities Exchange Act of 1934, as amended, that are based on the reasonable expectations and beliefs of our management, as well as assumptions made by and information currently available to our management. Such forward-looking statements are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this filing, the words "anticipate," "believe," "estimate," "expect," "intend," "plan" and similar expressions as they relate to us are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and are affected by a number of risks and uncertainties. In addition to the risks described elsewhere in this "Risk Factors" discussion, important factors to consider in evaluating such forward-looking statements include the shortage of reliable market data regarding the engineering and consulting services industry, changes in external competitive market factors or in our internal budgeting process that might impact trends in our results of operations, unanticipated working capital or other cash requirements, changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the engineering and consulting services industry, and various other factors that may prevent us from competing successfully in the marketplace. Additional risks and uncertainties may also adversely impact our business operations. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. The following risk factors should be reviewed in addition to the other information contained in this Annual Report on Form 10-K.

Our operations and financial condition may be materially adversely affected by a downturn in the real estate market, which is highly cyclical in nature

   A downturn in the real estate market, which is highly cyclical in nature, may cause us to experience cash flow difficulties and to sustain substantial operating losses. We estimate that during 1999, 80% of our services were rendered in connection with commercial and residential real estate development projects.

   Our business, financial condition and results of operations may also be adversely affected by conditions that impact the real estate market in general, including, among other things: changes in national economic conditions, changes in local market conditions due to changes in general or local economic conditions and neighborhood characteristics; changes in interest rates and in the availability, cost and terms of financing; the impact of present or future environmental legislation and compliance with environmental laws and other regulatory requirements; changes in growth in employment; changes in real estate tax rates and assessments and other operating expenses; adverse changes in governmental rules and fiscal policies; adverse changes in zoning and other land use laws; and earthquakes and other natural disasters, which can cause uninsured losses, and other factors which are beyond our control.

Our business may be materially adversely affected by changes in the local economy in southern California

   Adverse economic and other conditions affecting the southern California real estate market or local economy, may have a material adverse effect on our business, financial condition and results of operations. We estimate that during 1999, 69% of our net revenue was derived from services rendered in southern California. From 1991 to 1996, our operations and financial condition were materially adversely impacted during the real estate market downturn in southern California, and we experienced cash flow difficulties and substantial operating losses.

Qualified professionals are in high demand, may be difficult for us to attract and retain, and may become competitors of ours in the future

   If we are unable to recruit and retain a significant number of quality professionals, our ability to generate revenue may decrease and our gross revenues could decline or may not grow as rapidly as we expect. We derive our revenues almost exclusively from services performed by our professionals. Qualified professionals are in great demand and are likely to remain a limited resource for the foreseeable future. There is significant competition for employees with the requisite skills from major and boutique consulting, engineering, research and other professional service firms. We may not be able to attract and retain a substantial majority of our existing or future professionals for the long term. The loss of the services of, or the failure to recruit, a significant number of professionals could adversely affect our ability to secure and complete engagements and could have an adverse effect on our business, financial condition and results of operations. In addition, former employees might compete with us with respect to ongoing or potential future projects.

The loss of any of the significant clients on whom we rely could adversely affect our operating results

   We derive a significant portion of our revenue and profits from a relatively limited number of clients. For example, net revenue from our five most significant clients accounted for approximately 19% of our total net revenue for the year ended December 31, 1999. There can be no assurance that any of our most significant clients will continue to engage us for additional projects or will do so at the same revenue levels. In addition, the level of our services required by a significant client may diminish over the life of its relationship with us, and we may not be successful in establishing relationships with new clients as this occurs.

The types of contracts under which we perform services impose risks to our business

   A majority of the contracts under which we perform our services require us to bear unforeseen risks which could materially and adversely impact our business, financial condition and results of operations.

   In fiscal 1999, approximately 44%, 41% and 15% of our net revenue was derived from fixed-price, time-and-materials with "not to exceed" provisions and time-and-materials contracts, respectively.

   Fixed-price contracts and time-and-materials contracts with "not to exceed" provisions protect clients but expose us to a greater number of risks than time-and-materials contracts. These risks include underestimation of costs, problems with new technologies, unforeseen costs or difficulties, delays beyond our control, and economic and other changes that may occur during the contract period.

   Under fixed price contracts, we perform services under a contract at a stipulated price. Under time-and-materials contracts, we are reimbursed for the number of labor hours expended at an established hourly rate negotiated in the contract, plus the cost of materials incurred. Under time-and-materials with "not to exceed" provision contracts, we are reimbursed similar to time-and-materials contracts; however, there is a stated maximum dollar amount for the services to be provided under the contract.

The market price of our stock may fluctuate

   The market price of our common stock has been, and is likely to be, highly volatile and subject to wide fluctuations due to various factors, many of which may be beyond our control. We believe that quarterly variations in operating results, volatility in the general economy, changes in financial estimates and recommendations by securities analysts and changes in environmental legislation, may cause the market price of our stock to fluctuate substantially. In addition, there have been large price and volume fluctuations in the stock market in recent years.

   A number of factors contribute to the quarterly variations which we experience, including client engagements commenced and completed during a quarter, seasonality, the number of business days in a quarter, the number of work days lost as a result of adverse weather conditions or delays caused by third parties, employee hiring, billing and utilization rates, the consummation of acquisitions, the length of the sales cycle on new business, the ability of clients to terminate engagements without penalty, our ability to efficiently shift our employees from project to project, the size and scope of assignments, and general economic conditions.

   In addition, because a portion of our expenses are relatively fixed, significant variations in revenues or the number of days in a quarter can cause fluctuations in operating results from quarter to quarter and could result in losses.

We may not be able to maintain or accelerate our current growth, effectively manage our expanding operations or achieve planned growth on a timely or profitable basis

   We have grown rapidly and intend to pursue further growth as part of our business strategy. Our rapid growth has presented and will continue to present numerous operational challenges, including the management of an expanding array of engineering and consulting services, the assimilation of financial reporting systems, increased pressure on our senior management and increased demand on our systems and internal controls. Our inability to manage growth effectively and efficiently could materially and adversely affect our business, financial condition and results of operations.

If we need to sell or issue additional shares of common stock and/or incur additional debt to finance future acquisitions, stock ownership could be diluted

   Our business strategy is to expand into new markets and enhance our position in existing markets through the acquisition of complementary businesses. In order to successfully complete targeted acquisitions or to fund our other activities, it may be necessary for us to issue additional equity securities that could dilute stock ownership. We may also incur additional debt and amortize expenses related to goodwill and other tangible assets if we acquire another company, and this could negatively impact our results of operations.

Certain shareholders have significant control over TKCI

   The concentration of ownership of our stock may have the effect of delaying or preventing a change in control of us and may adversely affect voting or other rights of other holders of our common stock. As of December 31, 1999, our directors and executive officers and their respective affiliates beneficially owned 2,202,587 shares of common stock, or approximately 43.4% of our outstanding common stock. Of these shares, 1,638,520 shares, or approximately 32.3% of our outstanding common stock, was owned by Aram H. Keith as of that date. Walter W. Cruttenden, III, one of our directors, owned 461,935 shares or approximately 9.1% of our outstanding common stock as of that date.

If we issue shares of preferred stock, the rights of holders of common stock will be subordinate to the rights of holders of preferred stock

   The rights of the holders of our common stock will be subordinate to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of the preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any vote or action by the shareholders.

The repurchase of our common stock could negatively impact our stock price and shareholders' equity

   The repurchase of our common stock could result in a decrease in the amount of shares available in the market causing our stock price to fluctuate. In addition, a decrease in our stock price from the amount we paid to acquire our common stock could have a negative impact on our shareholders' equity.

A large number of shares of our common stock are eligible for future sale and, if sold, these shares may create excess supply in the market causing our stock price to decline

   The possibility that a large number of shares of our common stock may be sold could create excess supply in the market, causing a drop in the market price of our common stock and could impair our ability to raise capital through the sale of equity securities. As of December 31, 1999, 5,070,224 shares of our common stock and options to purchase 766,282 shares of our common stock granted under our Amended and Restated 1994 Stock Incentive Plan were outstanding. All of the shares of common stock underlying the options outstanding or issuable under our Amended and Restated 1994 Stock Incentive Plan have been registered on a registration statement on Form S-8. We may also issue no less than 37,037 shares of our common stock to the former shareholders of ESI and grant options to purchase up to 37,037 shares of our common stock to the employees of ESI, including the former shareholders of ESI, if ESI meets earnings targets and other conditions. We may also issue more or less than 148,148 shares of common stock in April 2000 to former employees of Thompson-Hysell who are now employees of ours. The shares of common stock that may be issued in connection with our acquisition of Thompson-Hysell will be restricted securities but will include the right to have these shares registered for resale under the Securities Act of 1933. This amount may be adjusted upward or downward depending on whether Thompson-Hysell meets earnings goals. We have also issued warrants to acquire 150,000 shares of TKCI common stock in connection with acquisitions.

If we are unable to successfully implement our acquisition strategy, current expectations of our growth or operating results may not be met

   If we are unable to successfully implement our acquisition strategy, current expectations of our growth or operating results may not be met.

   Our growth strategy includes the strategic acquisition of companies that expand our service offerings and geographic presence. This acquisition strategy involves risks that could result in our failure to achieve the revenue and profitability growth that we currently expect. These risks include the following:

  . As the engineering industry consolidates, suitable acquisition candidates are expected to be more difficult to locate and may only be available at an increased price or under less favorable terms.

  . We may not be able to locate suitable financing, or obtain financing under suitable terms to consummate the acquisition.

  . We may not be successful in integrating the acquired company's professionals and culture into ours.

  . We may not be successful in generating the same level of operating performance as the acquired company experienced prior to acquisition.

  . As we expand our service offerings and geographic presence, we may not be able to maintain the current level of quality of services.

  . We maintain a strong reputation in the services we currently perform and markets we serve. If we are not able to maintain this reputation in the acquired entities geographic area or service offerings, our reputation may be damaged.

  . The acquired company may be less profitable than us resulting in reduced profit margins.

  . The acquisition and subsequent integration of the acquired company may require a significant amount of management's time diverting their attention from existing operations and clients, which could result in additional exposure to us due to the loss of key employees or clients.

Increased competition in the industries we serve may adversely affect our business

   The market for engineering and consulting services is highly competitive and is based primarily on quality of service, relative experience, staffing capabilities, reputation, geographic presence, stability and price. These factors of competition are likely to increase in the future. Many of our competitors have more personnel and greater financial, technical and marketing resources than us. These competitors include many larger consulting firms like TetraTech Inc. and URS Corporation. We can offer no assurance that we will be able to compete successfully in the future with these or other competitors.

The loss of Mr. Keith or any of our other key professionals could adversely affect our business, including our ability to secure and complete engagements and attract and retain employees

   We do not have an employment agreement with, or maintain key man life insurance on Aram H. Keith. Our success is highly dependent upon the efforts, abilities, business generation capabilities and project execution of our officers, especially those of Mr. Keith, our Chief Executive Officer. If we lose the services of Mr. Keith or any other key employee we may be less likely to secure or complete contracts and to attract and retain additional employees.

Our services may expose us to liability in excess of our current insurance coverage

   We are exposed to certain risks resulting from the services we perform that could exceed our current insurance coverage and the fees we derive from those services. Due to the uncertain nature of these risks, we cannot predict the magnitude of any potential liability.

   We currently maintain general liability, umbrella and professional liability insurance. Claims may be made against us which exceed the limits of these policies, in which case we would be liable to pay these claims from our assets. These policies are "claims made" policies. Thus, only claims made during the term of the policy are covered. If we terminate our policies and do not obtain retroactive coverage, we would be uninsured for claims made after termination even if these claims are based on events or acts that occurred during the term of the policy. Our insurance policies typically have various exceptions to the claims covered and also require us to assume some costs of the claim even though a portion of the claim may be covered, resulting in potential liability to us. Further, the expansion into new services or geographic areas could result in our failure to obtain coverage for these services or areas, or the coverage being offered at a higher cost than our current coverage. A partially or completely uninsured claim, if successful and of significant magnitude, could have a material adverse effect on our business, financial condition and results of operations.

The quality of our service and our ability to perform under some of our contracts would be adversely affected if qualified subcontractors are unavailable for us to engage

   In certain cases, we contract with outside companies to perform designated portions of the services we perform for our clients. The continued availability and quality of these subcontractors could significantly effect our ultimate ability to maintain the quality and level of service offerings. In 1999, subcontractor costs comprised approximately 9% of our net revenue.

ITEM 2. PROPERTIES

   We occupy offices and facilities in various locations in California, Nevada and Utah. Our corporate headquarters are located in Costa Mesa, California and consist of approximately 49,000 square feet of space. Our corporate headquarters lease, which consists of separate leases for the two floors occupied, extends until September 2001 and October 2003, respectively. We also maintain offices in the California cities of Walnut Creek, Moreno Valley, Modesto and Palm Desert; one office in Las Vegas, Nevada; and one office in Taylorsville, Utah.

   We believe that our existing office space is adequate to meet our current and foreseeable future requirements.

ITEM 3. LEGAL PROCEEDINGS

   On August 13, 1999, a complaint was filed in the Stanislaus County, California Superior Court against Thompson-Hysell, four shareholders of Thompson-Hysell (the "Defendant Shareholders"), Thompson-Hysell Liquidation Corporation, Thompson-Hysell Engineers, Inc. and us. This complaint was filed by Phillip Kirk Delamare and his wife Catherine A. Delamare who are shareholders of a corporation named Thompson-Hysell Engineers, Inc. ("T-H Engineers"), in which the Defendant Shareholders were majority shareholders and directors. The complaint alleges, among other things, that Thompson-Hysell was an alter ego of T-H Engineers and as such, when we acquired substantially all of the assets and assumed substantially all of the liabilities of Thompson-Hysell, the plaintiffs were fraudulently deprived of any benefit derived from their ownership interest in the shares of T-H Engineers. The complaint further alleges that the Defendant Shareholders breached their fiduciary duties as directors and majority shareholders of T-H Engineers and that they conspired with Thompson-Hysell and us to defraud T-H Engineers of its assets and to exclude plaintiffs from any benefit derived from the acquisition. The plaintiffs in this action are seeking injunctive relief and general monetary damages in an unspecified amount, special damages in the amount of $600,000, interest, costs and punitive and exemplary damages. The trial has been set for April 17, 2000 in Stanislaus County Superior Court with a mandatory settlement conference on April 4, 2000. We believe that the claim made against us is completely without merit and intend to vigorously defend ourselves in this action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Our common stock has been traded on the NASDAQ National Market under the symbol "TKCI" since the closing of our initial public offering on July 15, 1999. The following table sets forth the high and low closing prices of our common stock for the quarters indicated, since the closing of our initial public offering on July 15, 1999.

                                                                High     Low
                                                                ----     ---
       Year Ended December 31, 1999:
       Fourth Quarter.......................................... $6 7/16  $3 3/4
       Third Quarter...........................................  $9      $5 1/4

   At February 4, 2000, there were approximately 1,100 shareholders of record of our common stock.

   We have never paid any dividends with respect to our common stock. Any future payment of dividends will be at the discretion of our board of directors and will depend on our financial condition and capital requirements, as well as other factors that the board of directors deems relevant. In addition, we are required to obtain written consent from our bank prior to declaring or paying dividends. It is currently anticipated that we will retain future earnings, if any, to finance the operation and growth of our business.

ITEM 6. SELECTED FINANCIAL DATA

   The selected financial data includes both consolidated and combined financial statement data for the periods presented. See Note 1 of the Notes to Consolidated Financial Statements for a description of which periods reflect consolidated or combined financial statements. All financial statement data is referred to as consolidated.

   The Historical Statements of Income Data for the years ended December 31, 1999, 1998 and 1997, and the Historical Balance Sheet Data as of December 31, 1999 and 1998, have been derived from our historical consolidated financial statements audited by KPMG LLP, independent auditors, which consolidated financial statements and auditors' report are included elsewhere in this annual report. The Historical Statements of Income Data for the years ended December 31, 1996 and 1995, and the Historical Balance Sheet Data as of December 31, 1997 and 1996, have been derived from our audited historical consolidated financial statements which are not included in this annual report. The Historical Balance Sheet Data as of December 31, 1995, has been derived from our unaudited consolidated financial statements which are not included in this annual report and which, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations and financial position as of the dates and for the period presented.

   The Pro Forma Statements of Income Data for the years ended December 31, 1998 and 1997 are unaudited and reflect pro forma adjustments for provisions for federal and state income taxes at an assumed annual effective income tax rate of approximately 42%. The Pro Forma Statement of Income Data for the year ended December 31, 1999, represents historical amounts at the actual annual effective income tax rate of 42%, and are shown for comparative purposes only.

   The following information should be read in conjunction with our Consolidated Financial Statements and the related notes contained in this report and in our quarterly reports filed with the Commission and our Management's Discussion and Analysis of Financial Condition and Results of Operations which is included elsewhere in this annual report.

                                           Years Ended December 31,
                          --------------------------------------------------------------
                             1999        1998         1997         1996         1995
                          ----------- -----------  -----------  -----------  -----------
Historical Statements of
 Income Data (1):
 Gross revenue..........  $43,084,000 $34,021,000  $22,585,000  $14,344,000  $15,152,000
                          ----------- -----------  -----------  -----------  -----------
 Net revenue............   39,636,000  29,182,000   18,592,000   12,966,000   14,039,000
 Costs of revenue.......   26,987,000  19,287,000   11,871,000    9,229,000   10,212,000
                          ----------- -----------  -----------  -----------  -----------
 Gross profit...........   12,649,000   9,895,000    6,721,000    3,737,000    3,827,000
 Selling, general and
  administrative
  expenses..............    8,343,000   5,858,000    4,485,000    4,960,000    4,808,000
                          ----------- -----------  -----------  -----------  -----------
 Income (loss) from
  operations............    4,306,000   4,037,000    2,236,000   (1,223,000)    (981,000)
 Interest expense.......      807,000     967,000      852,000      720,000      568,000
 Other expenses, net....       16,000      66,000       83,000        5,000       68,000
                          ----------- -----------  -----------  -----------  -----------
 Income (loss) before
  provision (benefit)
  for income taxes and
  extraordinary gain....    3,483,000   3,004,000    1,301,000   (1,948,000)  (1,617,000)
 Provision (benefit) for
  income taxes (1)......    1,466,000   1,350,000   (1,397,000)       3,000       18,000
                          ----------- -----------  -----------  -----------  -----------
 Income (loss) before
  extraordinary gain....    2,017,000   1,654,000    2,698,000   (1,951,000)  (1,635,000)
 Extraordinary gain on
  forgiveness of
  liability (2).........          --          --           --     2,686,000          --
                          ----------- -----------  -----------  -----------  -----------
 Net income (loss)......    2,017,000   1,654,000    2,698,000      735,000   (1,635,000)
 Reversal (accretion) of
  redeemable securities
  to redemption value,
  net...................      230,000    (230,000)         --           --           --
                          ----------- -----------  -----------  -----------  -----------
 Net income (loss)
  available to common
  shareholders..........  $ 2,247,000 $ 1,424,000  $ 2,698,000  $   735,000  $(1,635,000)
                          =========== ===========  ===========  ===========  ===========
 Earnings (loss) per
  share-diluted.........  $      0.50 $      0.39  $      0.87  $      0.25  $     (0.55)
                          =========== ===========  ===========  ===========  ===========
 Weighted average shares
  outstanding-diluted...    4,515,033   3,635,474    3,104,588    2,962,963    2,962,963
                          =========== ===========  ===========  ===========  ===========
Pro Forma Statements of
 Income Data:
 Historical income
  before provision for
  income taxes..........  $ 3,483,000 $ 3,004,000  $ 1,301,000
 Pro forma provision for
  income taxes..........    1,466,000   1,262,000      546,000
                          ----------- -----------  -----------
 Pro forma net income...    2,017,000   1,742,000      755,000
 Reversal (accretion) of
  redeemable securities
  to redemption value,
  net...................      230,000    (230,000)         --
                          ----------- -----------  -----------
 Pro forma net income
  available to common
  shareholders..........  $ 2,247,000 $ 1,512,000  $   755,000
                          =========== ===========  ===========
 Pro forma earnings per
  share data-diluted....  $      0.50 $      0.42  $      0.24
                          =========== ===========  ===========
 Weighted average number
  of shares
  outstanding-diluted...    4,515,033   3,635,474    3,104,588
                          =========== ===========  ===========


                                              As of December 31,
                          --------------------------------------------------------------
                             1999        1998         1997         1996         1995
                          ----------- -----------  -----------  -----------  -----------
Historical Balance Sheet
 Data:
 Working capital
  (deficit).............  $ 7,213,000 $ 5,180,000  $ 2,016,000  $(3,548,000) $(4,395,000)
 Total assets...........   23,661,000  14,530,000   11,733,000    4,677,000    5,384,000
 Total debt.............    4,835,000   9,667,000    8,087,000    6,597,000    5,302,000
 Total shareholders'
  equity (deficit)......   12,836,000    (301,000)  (1,725,000)  (5,227,000)  (5,962,000)

--------
(1) Prior to August 1, 1998, Keith Engineering, which is included in our consolidated financial statements, elected to be taxed as an S corporation.

(2) In 1994, we accrued $2.0 million relating to excessive lease space in one of our facilities. In 1996, amounts owed under the lease through December 31, 1995 were forgiven, resulting in an extraordinary gain on the forgiveness of the liability and accrued but unpaid rent of $2.7 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with the consolidated financial statements of TKCI and its subsidiaries and the related notes and the other financial information included elsewhere in this annual report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of any number of factors, including those set forth under "Risk Factors" and elsewhere in this annual report. This Management's Discussion and Analysis of Financial Condition and Results of Operations section describes the operations of TKCI and its subsidiaries.

Overview

   The following discussion should be read in conjunction with "Selected Financial Data" and our consolidated financial statements and the related notes, included elsewhere in this annual report, and includes the operations of TKCI and our wholly-owned subsidiaries, including Keith Engineering. TKCI and Keith Engineering have been under common management since the inception of TKCI in 1986. TKCI and Keith Engineering were under common control as a result of a contemporaneous written agreement dated July 1992 between their majority shareholders which provided for these shareholders to vote in concert and thus they became a common control group. Effective December 31, 1999, the agreement between the majority shareholders of TKCI and Keith Engineering was amended to delete the provision requiring them to vote in concert. On August 1, 1998, TKCI was reorganized, so that Keith Engineering became a wholly-owned subsidiary of TKCI. This reorganization was accounted for as a combination of affiliated entities under common control in a manner similar to a pooling-of-interests. Under this method, the assets, liabilities and equity were carried over at their historical book values and the operations of TKCI and Keith Engineering have been recorded on a combined historical basis. The combination did not require any material adjustments to conform the accounting policies of the separate entities. On November 30, 1998 Keith Engineering was merged with and into TKCI.

   In December 1997, TKCI purchased ESI and its wholly-owned subsidiary ESII, Engineered Systems Integration, Inc., which was subsequently merged into ESI. ESI provides consulting services related to process engineering design, chemical engineering, electrical engineering, environmental waste processing system design and petrochemical systems design. In August 1998, TKCI purchased JMTA, which provides services relating to flood control and drainage engineering, environmental permitting, and biological surveys and studies. On July 15, 1999, TKCI acquired substantially all of the assets and assumed substantially all of the liabilities of Thompson-Hysell. With the exception of the services provided by ESI, Thompson-Hysell provides services similar to ours in central and northern California and Utah. Further, on July 15, 1999, TKCI completed an initial public offering of 1,500,000 shares of its common stock. The offering price was $9.00 per share resulting in proceeds of approximately $11,015,000 to TKCI, net of underwriters' discount and offering costs. In December 1999, ESI, a wholly owned subsidiary of TKCI, was merged with and into TKCI.

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

   In 1999, an estimated 80% of our net revenue was derived from services rendered in connection with commercial and residential real estate development projects. The real estate market has historically experienced pronounced business cycles. Our consolidated results of operations can be adversely impacted by downturns in the real estate market. Based upon the number of building permits issued, the last peak of the business cycle in the southern California real estate market was in 1989 and the last trough was in 1996. We estimate that during 1999, 69% of our net revenue was derived from all services rendered in southern California. Consequently, adverse economic conditions affecting the southern California economy could also have an adverse effect on our consolidated results of operations. We anticipate that as we consummate acquisitions in the future, the concentration of revenue from both real estate development and southern California should decline.

   Costs of revenue include labor, non-reimbursable subcontract costs, materials and various direct and indirect overhead costs including rent, utilities and depreciation. Direct labor employees work predominantly at our offices, or in some cases at the clients job site. The number of direct labor employees assigned to a contract will vary according to the size, complexity, duration and demands of the project. Contract terminations, completions and scheduling delays may result in periods when direct labor employees are not fully utilized. As we continue to grow, we anticipate that we will continue to add professional and administrative staff to support our growth. These professionals are in great demand and are likely to remain a limited resource for the foreseeable future. The significant competition for employees with the required skills creates wage pressures on professional compensation. We attempt to increase our billing rates to customers to compensate for wage increases, however, there can be a lag before wage increases can be incorporated into our existing contracts. Some expenses, primarily long term leases, are fixed and cannot be adjusted in reaction to an economic downturn.

   Selling, general, and administrative expenses consist primarily of corporate costs related to finance and accounting, information technology, business development and marketing, contract proposal, executive salaries, provisions for doubtful accounts and other indirect overhead costs.

Results of Operations

   The following table sets forth historical and unaudited pro forma supplemental consolidated operating results for each of the periods presented as a percentage of net revenue. Pro forma amounts for 1998 and 1997 reflect adjustments for provisions for federal and state income taxes as if we had been taxed as a C corporation, at an assumed annual effective income tax rate of approximately 42%. On August 1, 1998, in connection with our reorganization, Keith Engineering converted from an S corporation to a C corporation. The pro forma supplemental data for the year ended December 31, 1999, represents historical amounts at the actual annual effective income tax rate of 42%, and is shown for comparative purposes only.

                                                              Years Ended
                                                              December 31,
                                                             -----------------
                                                             1999  1998   1997
                                                             ----  ----   ----
Gross revenue............................................... 109%  117%   121%
Subcontractor costs.........................................   9%   17%    21%
                                                             ---   ---    ---
  Net revenue............................................... 100%  100%   100%
Costs of revenue............................................  68%   66%    64%
                                                             ---   ---    ---
  Gross profit..............................................  32%   34%    36%
Selling, general and administrative expenses................  21%   20%    24%
                                                             ---   ---    ---
  Income from operations....................................  11%   14%    12%
Interest expense............................................   2%    3%     5%
                                                             ---   ---    ---
  Income before pro forma provision for income taxes........   9%   11%     7%
Pro forma provision for income taxes........................   4%    5%     3%
                                                             ---   ---    ---
Pro forma net income........................................   5%    6%     4%
Reversal (accretion) of redeemable securities to redemption
 value, net.................................................   1%   (1%)  --
                                                             ---   ---    ---
  Pro forma net income available to common shareholders.....   6%    5%     4%
                                                             ===   ===    ===

 Years Ended December 31, 1999 and December 31, 1998

   Revenue. Net revenue for 1999 was $39.6 million compared to $29.2 million for 1998, an increase of $10.5 million, or 36%. Net revenue increased by $6.2 million as a result of the acquisitions of JMTA in August 1998 and Thompson-Hysell in July 1999. Excluding the revenue from acquisitions, our 1999 net revenue grew $4.2 million, or 15%, compared to 1998, resulting primarily from the continued overall strengthening of the California economy. Subcontractor costs, as a percentage of net revenue, declined to 9% for 1999 compared to 17% for 1998, resulting largely from a decrease of $1.9 million relating to our primary telecommunications contract which came to substantial completion in 1998.

   Gross Profit. Gross profit for 1999 was $12.6 million compared to $9.9 million for 1998, an increase of $2.8 million, or 28%. Gross profit growth is attributable to both our internal revenue increases as well as the acquisitions of JMTA and Thompson-Hysell. As a percentage of net revenue, gross profit decreased slightly to 32% for 1999 compared to 34% for 1998. The decline in the gross profit percentage is attributable primarily to an increase to the estimated direct contract costs expected to be incurred on two large projects resulting in a reduction to the estimated percentage of completion on these contracts and consequently a $900,000 reduction in gross profit. Excluding this impact, gross profit as a percentage of net revenue was 34% for 1999. The gross profit percentage was further reduced by a decline in the profitability in the industrial, process and manufacturing operations of ESI and our increase in the employer matching contribution of our 401(K) plan in 1999, resulting from the continued need to attract and retain quality professionals. Costs of revenue for 1999 was $27.0 million compared to $19.3 million for 1998, an increase of $7.7 million, or 40%. Costs of revenue increases resulted primarily from growth in our employee base from 356 in 1998 to 473 in 1999, an increase of 117, or 33%. Excluding our acquisition of Thompson-Hysell in July 1999, the number of employees increased by 17, or 5%.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses for 1999 were $8.3 million compared to $5.9 million for 1998, an increase of $2.5 million, or 42%. As a percentage of net revenue, selling, general and administrative expenses increased to 21% for 1999 from 20% for 1998. The percentage increase resulted primarily from the collection in 1998 of approximately $390,000 of accounts receivables written off in prior years.

   Interest Expense. Interest expense for 1999 was $807,000 compared to $967,000 for 1998, a decrease of $160,000, or 17%. As a percentage of net revenue, interest expense was 2% for 1999 compared to 3% for 1998. The percentage decrease resulted primarily from the repayment of our previous line of credit, notes payable and related party notes payable totaling $7.4 million with the net proceeds from the July 15, 1999 initial public offering.

   Income Taxes. The provision for income taxes for 1999 was $1.5 million compared to $1.4 million in 1998, an increase of $116,000, or 9%. This increase in tax expense was due primarily to a higher taxable income base partially offset by a higher effective tax rate in 1998 as a result of the conversion of Keith Engineering from an S corporation to a C corporation in August 1998. Our effective income tax rate was approximately 42% for 1999 compared to 45% for 1998. The 1998 effective income tax rate would have been approximately 42% had Keith Engineering been a C corporation at the beginning of 1998.

 Years Ended December 31, 1998 and December 31, 1997

   Revenue. Net revenue for 1998 was $29.2 million compared to $18.6 million for 1997, an increase of $10.6 million, or 57%. Net revenue increased by $3.9 million and $700,000 as a result of the acquisitions of ESI in December 1997 and JMTA in August 1998, respectively. The remaining net revenue increase of $7.0 million resulted primarily from the overall strengthening of the California and Nevada economies. These net revenue increases were partially offset by a $1.0 million decline in our wireless telecommunications business. Excluding the revenue from the acquisitions of ESI and JMTA, our 1998 net revenue grew $6.0 million, or 32%, compared to 1997. Subcontractor costs, as a percentage of net revenue, declined to 17% for 1998 compared to 21% for 1997, resulting largely from a decrease of $465,000 relating to our primary wireless telecommunications contract which came to substantial completion in 1998.

   Gross Profit. Gross profit for 1998 was $9.9 million compared to $6.7 million for 1997, an increase of $3.2 million, or 47%. Gross profit growth is attributable to both our internal revenue increases as well as the acquisitions of ESI and JMTA. As a percentage of net revenue, gross profit decreased slightly to 34% for 1998 compared to 36% for 1997. The decline in the gross profit percentage is attributable primarily to lower profit margins in the industrial, process and manufacturing operations of ESI, which was acquired in December 1997. Excluding the impact of the ESI acquisition, the gross profit percentage was 36% for 1998 and 1997. Costs of revenue for 1998 was $19.3 million compared to $11.9 million in 1997, an increase of $7.4 million, or 63%. Costs of revenue increases resulted primarily from growth in our employee base from 260 in 1997 to 356 in 1998, an increase of 96, or 37%. Excluding the JMTA acquisition in 1998, the number of employees increased by 78, or 30%.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses for 1998 were $5.9 million compared to $4.5 million for 1997, an increase of $1.4 million, or 31%. As a percentage of net revenue, selling, general and administrative expenses decreased to 20% for 1998 from 24% for 1997. The percentage decrease resulted primarily from the collection of approximately $390,000 of accounts receivable written off in prior years and holding the growth in our corporate labor costs below our internal revenue increases.

   Interest Expense. Interest expense for 1998 was $967,000 compared to $852,000 for 1997, an increase of $115,000, or 14%. As a percentage of net revenue, interest expense was 3% for 1998 compared to 5% for 1997. The percentage decrease resulted primarily from our increased revenue base and the refinancing of our line of credit at a lower interest rate in February 1998.

   Income Taxes. The provision for income taxes for 1998 was $1.4 million compared to a tax benefit of $1.4 million in 1997. This increase in tax expense was due primarily to higher pre-tax income in 1998, the conversion of Keith Engineering from an S corporation to a C corporation in August 1998 and recording a significant reduction in our federal valuation allowance in 1997, attributable to our belief that it was more likely than not that we would be able to realize the benefit of our net operating loss carryforwards. Our effective income tax rate was approximately 45% for 1998 and would have been approximately 42% had Keith Engineering been a C corporation at the beginning of 1998.

Quarterly Results

   The following table sets forth unaudited historical and supplemental pro forma selected quarterly consolidated financial data. Pro forma amounts reflect adjustments for provisions for federal and state income taxes as if we had been taxed as a C corporation, at an assumed annual effective income tax rate of approximately 42%, for all periods presented. On August 1, 1998, Keith Engineering was converted from an S corporation to a C corporation. This information has been derived from unaudited consolidated financial statements, which, in the opinion of management, include all adjustments necessary for a fair presentation of the information. Consolidated results of operations for any one or more quarters are not necessarily indicative of results for an entire year or the results to be expected for any future period.

                                                      Quarterly Results
                          -------------------------------------------------------------------------------
                                                     Three Months Ended
                          -------------------------------------------------------------------------------
                          Dec. 31,  Sept. 30, June 30,  Mar. 31,  Dec. 31,  Sept. 30,  June 30,  Mar. 31,
                            1999      1999      1999      1999      1998      1998       1998      1998
                          --------  --------- --------  --------  --------  ---------  --------  --------
                                                       (in thousands)
Consolidated Statements
 of Income Data:
Gross revenue...........  $12,217    $11,397   $9,471    $9,999    $9,309    $9,192     $8,399    $7,121
                          -------    -------   ------    ------    ------    ------     ------    ------
 Net revenue............   11,366     10,658    8,643     8,969     8,269     7,900      7,051     5,962
Costs of revenue........    7,937      7,350    5,786     5,914     5,517     5,077      4,613     4,080
                          -------    -------   ------    ------    ------    ------     ------    ------
 Gross profit...........    3,429      3,308    2,857     3,055     2,752     2,823      2,438     1,882
Selling, general and
 administrative
 expense................    2,439      2,211    1,797     1,896     1,631     1,626      1,131     1,470
                          -------    -------   ------    ------    ------    ------     ------    ------
 Income from
  operations............      990      1,097    1,060     1,159     1,121     1,197      1,307       412
Interest expense........      130        149      268       260       253       249        244       221
Other expense (income),
 net....................      (87)       132      (10)      (19)       59        18        (18)        7
                          -------    -------   ------    ------    ------    ------     ------    ------
 Income before pro forma
  provision for income
  taxes.................      947        816      802       918       809       930      1,081       184
Pro forma provision for
 incomes taxes..........      394        346      340       386       340       391        454        77
                          -------    -------   ------    ------    ------    ------     ------    ------
 Pro forma net income...      553        470      462       532       469       539        627       107
Reversal (accretion) of
 redeemable securities
 to redemption value,
 net....................      --         344      (57)      (57)      (59)      (57)       (57)      (57)
                          -------    -------   ------    ------    ------    ------     ------    ------
 Pro forma net income
  available to common
  shareholders..........  $   553    $   814   $  405    $  475    $  410    $  482     $  570    $   50
                          =======    =======   ======    ======    ======    ======     ======    ======

                                               As a Percentage of Net Revenues
                          -------------------------------------------------------------------------------
                                                     Three Months Ended
                          -------------------------------------------------------------------------------
                          Dec. 31,  Sept. 30, June 30,  Mar. 31,  Dec. 31,  Sept. 30,  June 30,  Mar. 31,
                            1999      1999      1999      1999      1998      1998       1998      1998
                          --------  --------- --------  --------  --------  ---------  --------  --------
Consolidated Statements
 of Income Data:
Gross revenue...........      107%       107%     110%      111%      113%      116%       119%      119%
                          -------    -------   ------    ------    ------    ------     ------    ------
 Net revenue............      100%       100%     100%      100%      100%      100%       100%      100%
Costs of revenue........       70%        69%      67%       66%       67%       64%        65%       68%
                          -------    -------   ------    ------    ------    ------     ------    ------
 Gross profit...........       30%        31%      33%       34%       33%       36%        35%       32%
Selling, general and
 administrative expense        21%        21%      21%       21%       19%       21%        16%       25%
                          -------    -------   ------    ------    ------    ------     ------    ------
 Income from
  operations............        9%        10%      12%       13%       14%       15%        19%        7%
Interest expense........        1%         1%       3%        3%        3%        3%         3%        4%
Other expenses (income),
 net....................       --          1%      --        --         1%       --         --        --
                          -------    -------   ------    ------    ------    ------     ------    ------
 Income before pro forma
  provision for income
  taxes.................        8%         8%       9%       10%       10%       12%        16%        3%
Pro forma provision for
 income taxes...........        3%         3%       4%        4%        4%        5%         7%        1%
                          -------    -------   ------    ------    ------    ------     ------    ------
 Pro forma net income...        5%         5%       5%        6%        6%        7%         9%        2%
Reversal (accretion) of
 redeemable securities
 to redemption value,
 net....................       --          3%      (1%)      (1%)      (1%)      (1%)       (1%)      (1%)
                          -------    -------   ------    ------    ------    ------     ------    ------
 Pro forma net income
  available to
  common shareholders...        5%         8%       4%        5%        5%        6%         8%        1%
                          =======    =======   ======    ======    ======    ======     ======    ======

   Our quarterly revenue and operating results fluctuate primarily as a result of:

  .  client engagements commenced and completed during a quarter

  .  seasonality

  .  the number of business days in a quarter

  . the number of work days lost as a result of adverse weather conditions or delays caused by third parties

  .  employee hiring, billing and utilization rates

  .  the consummation of acquisitions

  .  the length of the sales cycle on new business

  .  the ability of clients to terminate engagements without penalty

  .  our ability to efficiently shift our employees from project to project

  .  the size and scope of assignments

  .  general economic conditions

   Selling, general and administrative expense was affected by the collection of an account receivable in the amount of $390,000, in the quarter ended June 30, 1998 that was previously written off.

Liquidity and Capital Resources

   We have financed our working capital needs and capital expenditure requirements through a combination of internally generated funds, bank borrowings, leases and the sale of our common stock.

   Working capital for 1999 was $7.2 million compared to $5.2 million in 1998, an increase of $2.0 million, or 39%, resulting primarily from growth in cash and cash equivalents, accounts receivable and costs and estimated earnings in excess of billings, due to the acquisition of Thompson-Hysell and higher revenue levels. Net cash provided by operating activities increased $2.8 million or 406%, to $3.5 million in 1999 compared to $686,000 in 1998, resulting primarily from our growth in income from operations and increased collection of contract and trade receivables. The growth in net cash provided by operating activities was used primarily to fund capital expenditures of $1.2 million in 1999 compared to $835,000 in 1998 and to partially finance the acquisition of Thompson-Hysell. Capital expenditures consisted primarily of computer equipment, upgrades to our information systems, and equipment and vehicles used in our survey services.

   In September 1999, we entered into a new line of credit agreement with a bank, which allows us to borrow up to an aggregate of $8.5 million. The line of credit consists of a working capital component with a maximum outstanding principal balance of $6.0 million, maturing on September 3, 2001, and an equipment component with a maximum outstanding principal balance of $3.5 million, maturing September 3, 2000, which may roll into a 60 month term note. The working capital component bears interest at either the prime rate or at approximately one and three-quarters percent above LIBOR and the equipment component bears interest at either the prime rate or at approximately two percent above LIBOR. At December 31, 1999, the outstanding borrowings under the line of credit was $1.3 million bearing interest at 8.0%. The borrowings on the new line of credit agreement were used primarily to purchase 97,600 treasury shares at a cost of $547,000 and for other working capital needs.

   Net proceeds of $11,015,000 from our initial public offering were used primarily to repay related party notes payable and accrued interest, to repay notes payable, to repay the previous bank line of credit and to acquire substantially all of the assets of and assume substantially all of the liabilities of Thompson-Hysell.

   We believe existing cash balances, internally generated funds, and availability under our credit facility will be sufficient to fund our anticipated internal operating needs for the next twelve months.

Inflation

   Although our operations can be influenced by general economic trends, we do not believe that inflation had a significant impact on our results of operations for the periods presented. Due to the short-term nature of most of our contracts, if costs of revenue increase, we attempt to pass these increases to our clients.

Impact of the Year 2000 Issue

   To date, we have not experienced any significant disruptions to our financial or operating activities caused by failure of our computerized systems resulting from Year 2000 issues. We do not expect Year 2000 issues to have a material adverse effect on our operations or financial results in 2000.

   In addition, we have no information that indicates a significant vendor or service provider may be unable to sell goods or provide services to us or that any significant customer may be unable to purchase from us because of Year 2000 issues. Further, we have not received any notifications from lenders or regulatory agencies to which we are subject indicating that (1) a lender considers or may consider us to be in violation of a loan agreement or (2) significant regulatory action is being or may be taken against us as a result of Year 2000 issues.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We are exposed to interest rate changes primarily as a result of our line of credit and long-term debt, which are used to maintain liquidity and to fund capital expenditures and our expansion. To help limit the impact of interest rate changes on earnings and cash flows, we have borrowed at fixed rates where possible. Our bank line of credit is based on variable interest rates and is therefore affected by changes in market rates. We do not enter into derivative or interest rate transactions.

   The table below presents the principal amounts, weighted average interest rates, fair values and other items required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Dollars are expressed in thousands.

                                                                        Fair
                               2000   2001   2002  2003  2004  Total   Value(1)
                               ----  ------  ----  ----  ----  ------  -------
Fixed rate debt(2)............ $195  $1,473  $110  $ 70  $ 15  $1,863  $1,863
Average interest rate......... 8.28%   9.84% 8.26% 8.26% 8.50%   9.51%   9.51%
Variable rate debt............  --   $1,300   --    --    --   $1,300  $1,300
Average interest rate.........  --     8.00%  --    --    --     8.00%   8.00%

--------
(1) The fair value of fixed rate debt and variable rate debt was determined based on current rates offered for debt instruments with similar risks and maturities.

(2) Fixed rate debt excludes notes payable with an aggregate principal amount of $290,000 as there is no established market for these notes.

   As the table incorporates only those exposures that existed as of December 31, 1999, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented in the table has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on those exposures or positions that arise during the period and interest rates.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                          Page
                                                                          ----
Independent Auditors' Report.............................................  29

Consolidated Balance Sheets as of December 31, 1999 and 1998.............  30

Consolidated Statements of Income for the years ended December 31, 1999,
 1998 and 1997...........................................................  31

Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 1999, 1998 and 1997..................................  32

Consolidated Statements of Cash Flows for the years ended December 31,
 1999, 1998 and 1997.....................................................  33

Notes to Consolidated Financial Statements...............................  34

                         Independent Auditors' Report

The Board of Directors and Shareholders
The Keith Companies, Inc.:

   We have audited the accompanying consolidated balance sheets of The Keith Companies, Inc. and subsidiaries (note 1) as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Keith Companies, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                          KPMG LLP

Orange County, California
February 4, 2000

                   THE KEITH COMPANIES, INC. AND SUBSIDIARIES

                      Consolidated Balance Sheets (Note 1)

                                                            December 31,
                                                       -----------------------
                                                          1999        1998
                                                       ----------- -----------
                        Assets
Current assets:
 Cash and cash equivalents............................ $ 1,569,000 $   457,000
 Contracts and trade receivables, net of allowance for
  doubtful accounts of $612,000 and $364,000 at
  December 31, 1999 and 1998, respectively............   7,176,000   5,582,000
 Other receivables....................................      86,000     282,000
 Costs and estimated earnings in excess of billings...   5,037,000   3,783,000
 Prepaid expenses and other currents assets...........     415,000     252,000
 Deferred offering costs..............................         --      291,000
 Deferred tax assets..................................         --      270,000
                                                       ----------- -----------
    Total current assets..............................  14,283,000  10,917,000
Equipment and leasehold improvements, net.............   4,536,000   2,862,000
Goodwill, net of accumulated amortization of $109,000
 and $10,000 at December 31, 1999 and 1998,
 respectively.........................................   4,678,000     621,000
Other assets..........................................     164,000     130,000
                                                       ----------- -----------
    Total assets...................................... $23,661,000 $14,530,000
                                                       =========== ===========
    Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
 Current portion of long-term debt and capital lease
  obligations......................................... $ 1,292,000 $ 1,488,000
 Trade accounts payable...............................   1,048,000   1,221,000
 Accrued employee compensation........................   2,342,000   1,720,000
 Accrued liabilities to related parties...............         --      185,000
 Current portion of deferred tax liabilities..........   1,102,000         --
 Other accrued liabilities............................     734,000     688,000
 Billings in excess of costs and estimated earnings...     552,000     435,000
                                                       ----------- -----------
    Total current liabilities.........................   7,070,000   5,737,000
Long-term debt and capital lease obligations, less
 current portion......................................   3,543,000   5,778,000
Notes payable to related parties......................         --    2,401,000
Deferred tax liabilities..............................      64,000     348,000
Accrued rent..........................................     148,000     137,000

Redeemable securities.................................         --      430,000
                                                       ----------- -----------
Shareholders' equity (deficit) (Note 1):
 Preferred stock, $0.001 par value. Authorized
  5,000,000 shares; no shares issued or outstanding...         --          --
 Common stock, $0.001 par value. Authorized
  100,000,000 shares in 1999 and 1998; issued and
  outstanding 5,070,224 shares in 1999, including
  shares held in treasury, and 3,485,634 shares in
  1998................................................       5,000       3,000
 Additional paid in capital...........................  12,317,000     652,000
 Retained earnings (accumulated deficit)..............   1,061,000    (956,000)
                                                       ----------- -----------
                                                        13,383,000    (301,000)
 Less treasury stock, at cost of 97,600 shares........     547,000         --
                                                       ----------- -----------
  Total shareholders' equity (deficit)................  12,836,000    (301,000)
                                                       ----------- -----------
Commitments and contingencies (Notes 4, 6, 8, 9, 11,
 12 and 14)
  Total liabilities and shareholders' equity
   (deficit).......................................... $23,661,000 $14,530,000
                                                       =========== ===========

          See accompanying notes to consolidated financial statements.

                   THE KEITH COMPANIES, INC. AND SUBSIDIARIES

                   Consolidated Statements of Income (Note 1)

                                               Years ended December 31,
                                          ------------------------------------
                                             1999        1998         1997
                                          ----------- -----------  -----------
Gross revenue...........................  $43,084,000 $34,021,000  $22,585,000
Subcontractor costs.....................    3,448,000   4,839,000    3,993,000
                                          ----------- -----------  -----------
  Net revenue...........................   39,636,000  29,182,000   18,592,000
Costs of revenue........................   26,987,000  19,287,000   11,871,000
                                          ----------- -----------  -----------
  Gross profit..........................   12,649,000   9,895,000    6,721,000
Selling, general and administrative
 expenses...............................    8,343,000   5,858,000    4,485,000
                                          ----------- -----------  -----------
  Income from operations................    4,306,000   4,037,000    2,236,000
Interest expense........................      807,000     967,000      852,000
Other expenses, net.....................       16,000      66,000       83,000
                                          ----------- -----------  -----------
  Income before provision (benefit) for
   income taxes.........................    3,483,000   3,004,000    1,301,000
Provision (benefit) for income taxes....    1,466,000   1,350,000   (1,397,000)
                                          ----------- -----------  -----------
  Net income............................    2,017,000   1,654,000    2,698,000
Reversal (accretion) of redeemable
 securities to redemption value, net....      230,000    (230,000)         --
                                          ----------- -----------  -----------
  Net income available to common
   shareholders.........................  $ 2,247,000 $ 1,424,000  $ 2,698,000
                                          =========== ===========  ===========
Earnings per share data:
  Basic.................................  $      0.53 $      0.41  $      0.87
                                          =========== ===========  ===========
  Diluted...............................  $      0.50 $      0.39  $      0.87
                                          =========== ===========  ===========
Weighted average number of shares
 outstanding:
  Basic.................................    4,211,318   3,485,634    3,104,588
                                          =========== ===========  ===========
  Diluted...............................    4,515,033   3,635,474    3,104,588
                                          =========== ===========  ===========
Pro Forma Supplemental Data (unaudited):
Historical income before provision for
 income taxes...........................  $ 3,483,000 $ 3,004,000  $ 1,301,000
Pro forma provision for income taxes....    1,466,000   1,262,000      546,000
                                          ----------- -----------  -----------
  Pro forma net income..................    2,017,000   1,742,000      755,000
Reversal (accretion) of redeemable
 securities to redemption value, net....      230,000    (230,000)         --
                                          ----------- -----------  -----------
  Pro forma net income available to
   common shareholders..................  $ 2,247,000 $ 1,512,000  $   755,000
                                          =========== ===========  ===========
Pro forma earnings per share data:
  Basic.................................  $      0.53 $      0.43  $      0.24
                                          =========== ===========  ===========
  Diluted...............................  $      0.50 $      0.42  $      0.24
                                          =========== ===========  ===========
Weighted average number of shares
 outstanding:
  Basic.................................    4,211,318   3,485,634    3,104,588
                                          =========== ===========  ===========
  Diluted...............................    4,515,033   3,635,474    3,104,588
                                          =========== ===========  ===========

          See accompanying notes to consolidated financial statements.

                   THE KEITH COMPANIES, INC. AND SUBSIDIARIES

       Consolidated Statements of Shareholders' Equity (Deficit) (Note 1)

                                                            Retained
                                             Additional     Earnings
                            Shares    Common   Paid-In    (Accumulated  Treasury
                          Outstanding Stock    Capital      Deficit)      Stock       Total
                          ----------- ------ -----------  ------------  ---------  -----------
Balance at December 31,
 1996...................   2,962,963  $3,000 $    77,000  $(5,308,000)  $     --   $(5,228,000)
Issuance of common
 stock..................     522,671     --      805,000          --          --       805,000
Net income..............         --      --          --     2,698,000         --     2,698,000
                           ---------  ------ -----------  -----------   ---------  -----------

Balance at December 31,
 1997...................   3,485,634   3,000     882,000   (2,610,000)        --    (1,725,000)
Net income..............         --      --          --     1,654,000         --     1,654,000
Accretion of redeemable
 securities.............         --      --     (230,000)         --          --      (230,000)
                           ---------  ------ -----------  -----------   ---------  -----------

Balance at December 31,
 1998...................   3,485,634   3,000     652,000     (956,000)        --      (301,000)
Issuance of common
 stock..................   1,584,590   2,000  11,435,000          --          --    11,437,000
Net income..............         --      --          --     2,017,000         --     2,017,000
Treasury stock
 purchased..............         --      --          --           --     (547,000)    (547,000)
Reversal of accretion on
 redeemable securities
 to redemption value,
 net....................         --      --      230,000          --          --       230,000
                           ---------  ------ -----------  -----------   ---------  -----------
Balance at December 31,
 1999...................   5,070,224  $5,000 $12,317,000  $ 1,061,000   $(547,000) $12,836,000
                           =========  ====== ===========  ===========   =========  ===========



          See accompanying notes to consolidated financial statements.

                   THE KEITH COMPANIES, INC. AND SUBSIDIARIES

                 Consolidated Statements of Cash Flows (Note 1)

                                                Years ended December 31,
                                            ----------------------------------
                                               1999        1998        1997
                                            ----------  ----------  ----------
Cash flows from operating activities:
Net income................................. $2,017,000  $1,654,000  $2,698,000
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization.............  1,037,000     595,000     371,000
 Loss (gain) on sale of equipment..........      6,000     (29,000)        --
 Stock compensation expense................        --          --      206,000
 Changes in operating assets and
  liabilities, net of effects from
  acquisitions:
  Contracts and trade receivables, net.....    659,000  (1,597,000)    516,000
  Other receivables........................    197,000    (134,000)     53,000
  Costs and estimated earnings in excess of
   billings................................ (1,254,000)   (423,000) (3,158,000)
  Prepaid expenses and other current
   assets..................................   (337,000)    250,000     (41,000)
  Deferred tax assets......................    270,000   1,224,000  (1,494,000)
  Other assets.............................    (29,000)     32,000       5,000
  Trade accounts payable and accrued
   liabilities.............................    308,000  (1,116,000)  1,590,000
  Accrued liabilities to related parties...   (185,000)     69,000     (47,000)
  Billings in excess of costs and estimated
   earnings................................    (33,000)   (187,000)   (323,000)
  Deferred tax liabilities.................    818,000     348,000         --
                                            ----------  ----------  ----------
   Net cash provided by operating
    activities.............................  3,474,000     686,000     376,000
                                            ----------  ----------  ----------
Cash flows from investing activities:
 Net cash (expended for) acquired in
  connection with acquisitions              (4,636,000)    (77,000)     12,000
 Additions to equipment and improvements... (1,225,000)   (835,000)   (276,000)
 Proceeds from sales of equipment..........     12,000     126,000         --
                                            ----------  ----------  ----------
    Net cash used in investing activities.. (5,849,000)   (786,000)   (264,000)
                                            ----------  ----------  ----------
Cash flows from financing activities:
 Proceeds (payments) from line of credit,
  net...................................... (3,730,000)  1,534,000    (393,000)
 Principal payments on long-term debt and
  capital lease obligations, including
  current portion.......................... (1,171,000) (1,598,000)   (598,000)
 Proceeds from issuance of debt............        --          --      100,000
 Borrowings on notes payable to related
  parties..................................        --      300,000     919,000
 Payments on notes payable to related
  parties.................................. (2,401,000)   (144,000)        --
 Purchase of common stock for treasury.....   (547,000)        --          --
 Payment of deferred offering costs........ (1,114,000)   (122,000)   (169,000)
 Proceeds from issuance of common stock,
  net...................................... 12,450,000         --      598,000
                                            ----------  ----------  ----------
 Net cash provided by (used in) financing
  activities...............................  3,487,000     (30,000)    457,000
                                            ----------  ----------  ----------
 Net increase (decrease) in cash and cash
  equivalents..............................  1,112,000    (130,000)    569,000
 Cash and cash equivalents, beginning of
  year.....................................    457,000     587,000      18,000
                                            ----------  ----------  ----------
 Cash and cash equivalents, end of year.... $1,569,000  $  457,000  $  587,000
                                            ==========  ==========  ==========

See supplemental cash flow information at Note 17.

          See accompanying notes to consolidated financial statements.

                  THE KEITH COMPANIES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                 Years ended December 31, 1999, 1998 and 1997

(1) Organization and Basis of Presentation

   The Keith Companies, Inc. (formerly The Keith Companies--Inland Empire, Inc.) ("TKCI") was incorporated in the state of California in November 1986. Keith Engineering, Inc. ("KEI") was incorporated in the state of California in March 1983. In December 1997, TKCI acquired Engineering Services Incorporated, and its wholly-owned subsidiary Engineered Systems Integrated, Inc. (which was merged with Engineering Services Incorporated on August 1, 1998) (collectively, "ESI"). In December 1999, ESI, a wholly owned subsidiary of TKCI, was merged with and into TKCI. In August 1998, TKCI acquired John M. Tettemer and Associates, Inc. ("JMTA"). In July 1999, TKCI acquired substantially all of the assets and assumed substantially all of the liabilities of Thompson-Hysell, Inc. ("Thompson-Hysell").

   TKCI and KEI have been under common management since inception. TKCI and KEI were under common control as a result of a contemporaneous written agreement dated July 1992 between their majority shareholders. This agreement provided for the shareholders to vote in concert and thus the majority shareholders became a common control group. On August 1, 1998, TKCI acquired all of the outstanding common stock of KEI (the "Reorganization") by a contribution to capital of TKCI by KEI's shareholders of all of the outstanding stock of KEI in exchange for the issuance by TKCI of an equal number of shares of its stock. On November 30, 1998, KEI, a wholly owned subsidiary of TKCI, was merged with and into TKCI, and its outstanding shares, all of which were then owned by TKCI, were cancelled as a result of the merger. The Reorganization was accounted for as a combination of affiliated entities under common control in a manner similar to a pooling-of-interests. Under this method, the assets, liabilities and equity of TKCI and KEI were carried over at their historical book values and their operations prior to the Reorganization have been recorded on a combined historical basis. The combination did not require any material adjustments to conform the accounting policies of the separate entities. As a result of the Reorganization, the accompanying financial statements include the consolidated assets, liabilities, equity and results of operations of TKCI, KEI, ESI and JMTA effective August 1, 1998 (see Note 2).

   TKCI and its wholly-owned subsidiaries (the "Company") is a leading provider of engineering and consulting services. The Company primarily serves clients in the real estate development, public works, telecommunications and industrial engineering industries, pursuant to short and long-term construction type contracts principally in California, Nevada and Utah. The Company specializes in the planning, engineering, permitting and other services essential to create and build infrastructure for a wide range of real estate development and public works projects and provides site acquisition and construction management services for the telecommunications industry. In addition, the Company provides a complete array of industrial engineering services required to design and test automated processes, manufacturing production lines and fire protection systems.

   Services offered by the Company include civil engineering, surveying and mapping, planning, environmental, archaeological, construction management, site acquisition, water resource engineering, instrumentation and control systems engineering, fire protection engineering, electrical engineering, mechanical engineering and chemical process engineering. The Company's clients include real estate developers, residential and commercial builders, architects, cities, counties, water districts, local and federal agencies, land owners, retailers, telecommunication providers and major manufacturers.

                  THE KEITH COMPANIES, INC. AND SUBSIDIARIES

                 Years ended December 31, 1999, 1998 and 1997


(2) Summary of Significant Accounting Policies

Principles of Consolidation

   The accompanying consolidated financial statements include the accounts of TKCI, KEI, ESI and JMTA (see Note 1). All material intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

   Cash equivalents are comprised of highly liquid debt instruments with maturities of three months or less when purchased.

   The Company invests its excess cash in a money market mutual fund, which consists of a portfolio of short-term money market instruments. All of the Company's excess cash is with one financial institution and, therefore, may be subject to certain concentration of credit risks.

Revenue and Cost Recognition on Engineering Contracts

   The Company enters into fixed fee contracts and contracts that provide for fees on a time-and-materials basis, most of which have not to exceed provisions. Contracts typically vary in length between six months and three years. However, many contracts are for small increments of work, which can be completed in less than six months. Revenue is recognized on the percentage of completion method of accounting based on the proportion of actual contract costs incurred to total estimated contract costs. Management considers costs incurred to be the best available measure of progress on the contracts.

   In the course of providing its services, the Company sometimes subcontracts for various services like landscape architecture, architecture, geotechnical engineering, structural engineering, traffic engineering, and aerial photography. These costs are included in the billings to the clients and, in accordance with industry practice, are included in the Company's gross revenue. Because subcontractor services can change significantly from project to project, changes in gross revenue may not be indicative of business trends. Accordingly, the Company also reports net revenue, which is gross revenue less subcontractor costs.

   Costs of revenue include labor, nonreimbursable subcontract costs, materials and some direct and indirect overhead costs like rent, utilities and depreciation. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which the losses are determined. Changes in job performance, job conditions and estimated profitability, including final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Additional revenue resulting from requests for additional work due to changes in the scope of engineering services to be rendered, are included in revenue when realization is probable and can be estimated with reasonable certainty.

   Costs and estimated earnings in excess of billings represents revenue recognized in excess of amounts billed on the respective uncompleted engineering contracts. Billings in excess of costs and estimated earnings represents amounts billed in excess of revenue recognized on the respective uncompleted contracts.

   At December 31, 1999 and 1998, the Company had no significant amounts included in contracts and trade receivables or trade accounts payable representing amounts retained pending contract or subcontract completion.

                  THE KEITH COMPANIES, INC. AND SUBSIDIARIES

                 Years ended December 31, 1999, 1998 and 1997


(2) Summary of Significant Accounting Policies (continued)

Equipment and Leasehold Improvements

   Equipment and leasehold improvements are stated at cost or, in the case of leased assets, the lesser of the present value of future minimum lease payments or fair value. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, or, in the case of capital leased assets, over the lease term if shorter, as follows:

      Equipment.................................................. 5 to 10 years
      Leasehold improvements..................................... 1 to 10 years

   When assets are sold or otherwise retired, the related cost and accumulated depreciation are removed from the accounts and the resulting gain or loss is included in other expenses, net in the accompanying consolidated statements of income.

Income Taxes and Pro Forma Supplemental Data

   Prior to August 1, 1998, KEI, with the consent of its shareholders, elected to be taxed as an S corporation under the Internal Revenue Code of 1986, as amended. As an S corporation, corporate income or loss flowed through to the shareholders who were responsible for including the income, deductions, losses and credits in their individual income tax returns. Accordingly, prior to August 1, 1998, no provision for federal or state income taxes for KEI was included in the accompanying consolidated financial statements, except for California income taxes at the greater of $800 or the S corporation rate of 1.5% of taxable income. As a result of the Reorganization, KEI no longer qualified to be taxed as an S corporation and effective August 1, 1998, its operations were included in the consolidated C corporation tax return of the Company.

   TKCI, ESI and JMTA are C corporations and account for income taxes, under the asset and liability method, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

   Historical pro forma supplemental data for the years ended December 31, 1998 and 1997 is unaudited and reflects pro forma adjustments for provisions for federal and state income taxes at an assumed annual effective tax rate of approximately 42%. The pro forma supplemental data for the year ended December 31, 1999, represents historical amounts at the actual annual effective income tax rate of 42%, and are shown for comparative purposes only.

Goodwill

   Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 25 years. The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

                  THE KEITH COMPANIES, INC. AND SUBSIDIARIES

                 Years ended December 31, 1999, 1998 and 1997


(2) Summary of Significant Accounting Policies (continued)

   Amortization expense related to goodwill totaled $99,000 and $10,000 for the years ended December 31, 1999 and 1998, respectively.

Stock Options

   The Company accounts for its stock options in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, "Accounting for Stock Based Compensation," permits entities to recognize the fair value of all stock-based awards on the date of grant as expense over the vesting period. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

Deferred Offering Costs

   In anticipation of its initial public offering, the Company deferred the related costs incurred and included them in the accompanying consolidated balance sheet as of December 31, 1998 as deferred offering costs. The Company completed its initial public offering on July 15, 1999, at which time these costs were charged against the offering proceeds.

Stock Split

   On April 23, 1999, the board of directors authorized a 2.70-for-1 reverse split of TKCI's common stock, effective April 26, 1999. All share amounts in the accompanying consolidated financial statements (except for shares of authorized common stock) have been restated to give effect to the stock split.

Par Value

   On June 22, 1999, TKCI established a par value for its common and preferred stock of $0.001 per share. Prior to this date, the Company's common and preferred stock had no par value. All amounts in the accompanying consolidated financial statements have been restated to give effect to the $0.001 per share par value.

Earnings Per Share

   Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders during the period by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing earnings available to common shareholders during the period by the weighted average number of shares that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period, net of shares assumed to be repurchased using the treasury stock method.

                  THE KEITH COMPANIES, INC. AND SUBSIDIARIES

                 Years ended December 31, 1999, 1998 and 1997


(2) Summary of Significant Accounting Policies (continued)

   The following is a reconciliation of the denominator for the basic EPS computation to the denominator of the diluted EPS computation. Net income available to common shareholders is used in the basic and diluted EPS calculations as the assumed impact of the redeemable securities would be anti-dilutive.

                                                   Years Ended December 31,
                                                 -----------------------------
                                                   1999      1998      1997
                                                 --------- --------- ---------
   Weighted average shares used for the basic
    EPS computation (deemed outstanding the
    entire period).............................. 4,211,318 3,485,634 3,104,558
   Incremental shares from the assumed exercise
    of dilutive stock options and stock
    warrants....................................   248,153   149,840       --
   Contingently issuable shares.................    55,562       --        --
                                                 --------- --------- ---------
   Weighted average shares used for the diluted
    EPS computation............................. 4,515,033 3,635,474 3,104,588
                                                 ========= ========= =========

   In conjunction with the acquisition of substantially all of the assets and the assumption of substantially all of the liabilities of Thompson-Hysell, the Company agreed to pay contingent consideration consisting of shares of its common stock, which may be issuable in 2000 based on certain 1999 financial targets being met (see note 4). As a result, the Company estimated and included 55,562 weighted average contingently issuable shares in its weighted average shares used for the diluted EPS computation.

   There were 211,233, 236,296 and 344,074 anti-dilutive shares excluded from the above calculation in 1999, 1998 and 1997, respectively.

Use of Estimates in the Preparation of Consolidated Financial Statements

   The preparation of these consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amounts of revenue and expenses reported during the periods. Actual results may differ from the estimates and assumptions used in preparing these consolidated financial statements.

Reclassifications

   Certain 1998 and 1997 balances have been reclassified to conform to the presentation used in 1999.

(3) Initial Public Offering of Common Stock

   On July 15, 1999, the Company completed an initial public offering of 1,500,000 shares of its common stock. The offering price was $9.00 per share resulting in proceeds of approximately $11,015,000 to TKCI, net of underwriters' discount and offering costs. The Company's common stock is traded on the NASDAQ National Market under the symbol "TKCI".

   The Company primarily used proceeds of the initial public offering to repay related party notes payable and accrued interest of $2,647,000, to repay notes payable and accrued interest of $251,000, to repay the previous bank line of credit of $4,731,000 and to acquire substantially all of the assets of and assume substantially all of the liabilities of Thompson-Hysell.

                  THE KEITH COMPANIES, INC. AND SUBSIDIARIES

                 Years ended December 31, 1999, 1998 and 1997


(4) Acquisitions

Thompson-Hysell, Inc.

   In conjunction with its initial public offering, on July 15, 1999, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Thompson-Hysell. The Company paid cash in the amount of $4,636,000, which consisted of $4,310,000 to Thompson-Hysell and $326,000 of other acquisition related costs. In addition, contingent consideration consists of (i) shares of common stock with a value at the initial public offering equal to $1,333,000, which may be issuable in 2000 if certain conditions are met, and (ii) a promissory note in the original principal amount of $1,333,000, payable in 2001. The issuance of common stock and the principal balance of the promissory note are contingent upon earnings for the years ended December 31, 1998, 1999 and 2000, respectively. The acquisition was accounted for using the purchase method of accounting. Goodwill, which represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed, in the amount of $4,216,000 is being amortized over a period of 25 years.

   The following unaudited pro forma data presents information as if the acquisition of Thompson-Hysell had occurred at the beginning of the periods presented. The pro forma data is provided for informational purposes only and is based on historical information. The pro forma data does not necessarily reflect the actual results of operations that would have occurred had Thompson-Hysell and TKCI comprised a single entity during the periods, nor is it necessarily indicative of future results of operations of the combined entities.

                                                 Pro forma for the years ended
                                                         December 31,
                                                 -----------------------------
                                                          (unaudited)
                                                      1999           1998
                                                 -------------- --------------
   Net revenue.................................. $   45,020,000 $   37,648,000
   Pro forma net income available to common
    shareholders................................ $    2,841,000 $    2,467,000

John M. Tettemer & Associates, Inc.

   On August 1, 1998, TKCI acquired all of the outstanding common stock of JMTA for $740,000, which consisted of cash of $150,000; $240,000 in amortizing notes bearing interest at 8% payable in 60 monthly payments; $250,000 in interest only notes bearing interest at 8% payable quarterly, which were paid in conjunction with the initial public offering; warrants to purchase 55,556 shares of TKCI common stock, exercisable immediately at a purchase price of $4.73 per share, expiring July 31, 2003; and $100,000 of other acquisition related costs. The fair value of the warrants, calculated using the Black-Scholes option pricing model assuming an estimated fair value of common stock at issue date of $3.78 per share, a risk free interest rate of 5% and no stock dividend yield, was immaterial and therefore excluded from the purchase price. The amortizing notes include the principal stockholder of TKCI as co-maker. The acquisition was accounted for using the purchase method of accounting and, accordingly, the consolidated financial statements include the assets and liabilities and results of operations of JMTA as of and subsequent to August 1, 1998. The excess purchase price over the fair value of the net identified assets acquired totaled $571,000 and has been recorded as goodwill in the accompanying consolidated balance sheets and is being amortized over a period of 25 years. During 1999, goodwill and the principal balance of the amortizing notes were reduced by $60,000 to reflect an adjustment to JMTA's book value at August 1, 1998.

                  THE KEITH COMPANIES, INC. AND SUBSIDIARIES

                 Years ended December 31, 1999, 1998 and 1997


(4) Acquisitions (continued)

ESI, Engineering Services Incorporated

   On December 30, 1997, TKCI acquired all of the outstanding common stock of ESI, Engineering Services Incorporated, and its wholly-owned subsidiary Engineered Systems Integrated, Inc. The purchase price was $291,000 consisting of 74,074 shares of TKCI common stock, which were subject to certain repurchase provisions and stock indemnification rights (see note 9) and $91,000 of other acquisition related costs. The acquisition was accounted for using the purchase method of accounting and accordingly, the consolidated financial statements include the assets and liabilities and results of operations of ESI as of and subsequent to December 30, 1997.

   The purchase agreement contains a provision whereby TKCI was required to, at the sole discretion of the seller, repurchase any or all of the seller's portion of the 74,074 shares issued for a price of $6.75 per share, if the Company did not complete an initial public offering by October 31, 1999. Under some circumstances, the Company was also required to repurchase stock options granted in connection with the acquisition of ESI (see note 9). The fair value of the stock options, calculated using the Black-Scholes option pricing model assuming an estimated fair value of common stock at issue date of $2.70 per share, a risk-free interest rate of 6% and no stock dividend yield, was immaterial and, therefore, excluded from the purchase price. Further, an additional 37,037 shares of TKCI common stock may be issued to the prior ESI owners subject to attainment of performance criteria tied to minimum net income per share requirements (as defined in the purchase agreement) for the fiscal years 1998, 1999 and 2000. If the additional shares are issued due to the attainment of the conditions, the fair value of the additional shares will be recorded as an additional cost of the net assets acquired. As of December 31, 1999, the performance criteria has not been met for the fiscal years 1998 and 1999; therefore, none of the 37,037 shares have been issued.

   In addition, the ESI purchase agreement provides for an anti-dilution provision whereby TKCI may not issue additional shares of stock without the sellers' consent; except as may be required to comply with the terms of the ESI agreement, to issue shares in connection with future acquisitions, to provide additional shares for Incentive Stock Option Plans, or for the initial public offering completed by TKCI on July 15, 1999.

(5) Equipment and Leasehold Improvements

   Equipment and leasehold improvements at December 31, 1999 and 1998 consist of the following:

                                                            1999        1998
                                                         ----------  ----------
   Equipment............................................ $8,026,000  $5,949,000
   Leasehold improvements...............................    430,000      91,000
   Accumulated depreciation and amortization............ (3,920,000) (3,178,000)
                                                         ----------  ----------
       Equipment and leasehold improvements, net........ $4,536,000  $2,862,000
                                                         ==========  ==========

   At December 31, 1999 and 1998, the cost of computer equipment, vehicles and office furniture and fixtures recorded under capital leases, net of the related accumulated amortization, were $2,109,000 and $1,634,000, respectively.

                  THE KEITH COMPANIES, INC. AND SUBSIDIARIES

                 Years ended December 31, 1999, 1998 and 1997


(6) Indebtedness

Long-Term Debt and Capital Lease Obligations

                                                            December 31,
                                                       -----------------------
                                                          1999         1998
                                                       -----------  ----------
Lines of credit (see (a))............................  $ 1,300,000  $4,527,000

Note payable; no stated interest rate; interest
 imputed at an annual rate of 10.75%; payable in
 monthly installments of $12,000 including interest;
 final payment due November 2002 (see (b))...........      253,000     460,000

Notes payable; interest ranging from 0.90% to 13.22%;
 payable in monthly installments ranging from $1,000
 to $23,000, including interest, through 2004........      353,000     216,000

Notes payable; bearing interest at 8%; interest only
 payable quarterly...................................          --      250,000

Notes payable; bearing interest at 8%; payable in
 monthly installments of $6,000 including interest;
 final payment due August 2003.......................      177,000     284,000

Note payable; bearing interest at 10%; interest only
 payable quarterly; principal and unpaid interest due
 April 2001 (see (c))................................    1,333,000         --

Capital lease obligations; interest ranging from
 4.98% to 17.18%; monthly principal and interest
 payments ranging from $1,000 to $6,000 through
 2004................................................    1,382,000   1,413,000
Other................................................       37,000     116,000
                                                       -----------  ----------
                                                         4,835,000   7,266,000
Less current portion.................................   (1,292,000) (1,488,000)
                                                       -----------  ----------
                                                       $ 3,543,000  $5,778,000
                                                       ===========  ==========


   (a) On February 9, 1998, the Company obtained a line of credit from a bank and used the proceeds to repay all amounts due under its previous credit agreement. The line of credit was collateralized by a first-priority perfected security interest in all assets of the Company and was guaranteed by the Company's principal stockholder. As a result of the Company's demonstrated ability and intent to refinance the short-term obligation on a long-term basis, the outstanding borrowings under the line of credit of $4,527,000 as of December 31, 1998 were classified as long-term in the accompanying consolidated balance sheet. A portion of the proceeds from the Company's initial public offering on July 15, 1999 were used to repay the outstanding principal balance of $4,731,000 (see note 3).

   On September 1, 1999, the Company entered into a new line of credit agreement with a bank to fund working capital needs and the acquisitions of equipment. The line of credit has a working capital component with a maximum outstanding principal balance of $6,000,000 which matures on September 3, 2001 and an equipment component with a maximum outstanding principal balance of $3,500,000, which matures on September 3, 2000 and may roll into a 60 month term note at the discretion of the Company. The working capital component bears interest at either the prime rate or approximately one and three-quarters percent above LIBOR, and the equipment component bears interest at either the prime rate or at approximately two percent above LIBOR. The aggregate outstanding principal balance of working capital advances and equipment advances can not exceed $8,500,000. The line of credit is subject to various restrictions and contains certain financial and nonfinancial related covenants. In addition, the line of credit is collateralized by a first-priority security interest

                  THE KEITH COMPANIES, INC. AND SUBSIDIARIES

                 Years ended December 31, 1999, 1998 and 1997


(6) Indebtedness (continued)

in all accounts receivable and other rights to payment, general intangibles and equipment. As of December 1999, there were no outstanding borrowings on the equipment component of the line of credit and the working capital component had outstanding borrowings of $1,300,000 bearing interest at 8.0%.

   The Board of Directors authorized the Company to repurchase its common stock and on October 13, 1999, the Company requested and was granted a waiver from the bank to repurchase or otherwise acquire any shares of any class of its stock up to $700,000 through the period ending October 13, 2000. As of December 31, 1999, the Company purchased 97,600 treasury shares at a cost of $547,000.

   (b) TKCI and its affiliates, as specified in the agreement, and KEI's majority stockholder entered into a settlement agreement and mutual release on November 14, 1995 related to payment of rent and other amounts due under a lease. The Company agreed to pay the sum of $1,490,000, of which $140,000 was paid upon execution of the agreement and $1,350,000 was payable under the terms of a promissory note. The obligations under the promissory note are collateralized by a judgment of $1,800,000, less any amounts previously paid under the agreement, not to be executed unless and until an event of default has occurred, as defined. The promissory note, as amended, required a $300,000 payment in November 1996 and monthly payments of $12,000, until paid in full. The monthly payments for a particular calendar quarter are to be increased, in the event that consolidated sales of TKCI and its affiliates, as specified in the agreement, exceed $5,000,000 in the previous calendar quarter. The increase is proportional to the percentage by which quarterly sales exceed $5,000,000. In 1999 and 1998, the Company made additional principal payments of $125,000 and $47,000, respectively, related to this provision.

   (c) A promissory note was executed in conjunction with the Asset Purchase Agreement dated April 9, 1999 between the Company and Thompson-Hysell related to the acquisition of substantially all of the assets and the assumption of substantially all of the liabilities of Thompson-Hysell (see note 4). Under the terms of the note, the quarterly interest payments and the principal balance are contingent upon earnings for the years ended December 31, 1998 and 2000. The principal and interest on the note shall be increased or decreased by an incremental amount based upon attainment of performance criteria tied to December 31, 1998 and 2000 earnings before interest and taxes, as defined in the note.

   Future annual principal maturities of long-term debt (including line of credit) as of December 31, 1999 are as follows:

      Years ending December 31,
      -------------------------
         2000........................................................ $1,292,000
         2001........................................................  3,186,000
         2002........................................................    250,000
         2003........................................................     92,000
         2004........................................................     15,000
                                                                      ----------
                                                                      $4,835,000
                                                                      ==========

                  THE KEITH COMPANIES, INC. AND SUBSIDIARIES

                 Years ended December 31, 1999, 1998 and 1997


(7) Notes Payable to Related Parties

   Notes payable to related parties consisted of unsecured borrowings for operating purposes from the principal shareholders and parties related to the Company's principal shareholders. Principal and accrued interest at December 31, 1998 related to these notes was $1,701,000 and $185,000, respectively.

   In April 1997, the Company entered into a collateralized promissory note agreement, which was amended in December 1997, for working capital purposes with a related party in the principal amount of $700,000. The note was collateralized by all property of the Company, as defined in the agreement. This related party also received an option to purchase common stock in the Company (see note 10).

   In connection with the initial public offering in July 1999, the Company repaid debts, including accrued interest, to related parties totaling $2,647,000. There are no outstanding borrowings to related parties as of December 31, 1999.

(8) Leases

   The Company leases equipment and vehicles under capital lease agreements that expire at various dates through 2003. The Company also has several noncancelable operating leases, primarily for office facilities, that expire through 2008. These leases generally contain renewal options for periods ranging from one to five years and require the Company to pay costs, including common area maintenance and insurance charges. Rental expense for operating leases during 1999, 1998 and 1997 totaled $2,216,000, $1,671,000 and
$1,183,000, respectively.

   Certain facilities have been sublet under month-to-month subleases that provide for reimbursement of various common area maintenance charges. Rental expense has been reduced for sublease income of $22,000, $64,000 and $81,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Future minimum lease payments as of December 31, 1999 are as follows:

                                                          Operating   Capital
                                                            Leases     Leases
                                                          ---------- ----------
   Years ending December 31:
      2000............................................... $2,194,000 $  933,000
      2001...............................................  1,693,000    450,000
      2002...............................................  1,004,000    138,000
      2003...............................................    860,000     19,000
      2004...............................................    181,000        --
      Thereafter.........................................    540,000        --
                                                          ---------- ----------
   Total future minimum lease payments................... $6,472,000  1,540,000
                                                          ==========
   Less amounts representing interest....................              (158,000)
                                                                     ----------
   Total obligations under capital leases................             1,382,000
   Less current portion..................................              (802,000)
                                                                     ----------
   Long-term capital lease obligations...................            $  580,000
                                                                     ==========

                  THE KEITH COMPANIES, INC. AND SUBSIDIARIES

                 Years ended December 31, 1999, 1998 and 1997


(9) Redeemable Securities and Stock Indemnification Rights

   In connection with the acquisition of ESI, TKCI issued to the sellers 74,074 shares of common stock, redeemable at the discretion of any seller at a price of $6.75 per share, if the Company did not complete an initial public offering by October 31, 1999. This right of the sellers expired November 15, 1999. The redeemable common stock was valued at $2.70 per share on the date of the acquisition of ESI. The difference between the redemption value of $6.75 per share and the initial valuation of $2.70 per share was accreted over the period from the acquisition, December 30, 1997, through July 15, 1999, through charges to additional paid-in capital.

   In connection with the acquisition of ESI, TKCI also issued to the sellers stock options to purchase 44,444 shares of common stock with redemption provisions. The redemption provisions provided that in the event that the underlying shares did not have a fair market value of at least $8.10 per share at some time during the period between the date of the Company's initial public offering and October 1, 2002, the holders were entitled to receive $5.40 in cash for each unexercised vested option (or $8.10 for each share of common stock issued upon exercise of a stock option). The $5.40 redemption value was accreted over the period from the acquisition, December 30, 1997 through July 15, 1999, through charges to additional paid-in capital.

   As a result of the Company's completion of its initial public offering at $9.00 per share in July 1999, the redeemable securities are no longer redeemable and, accordingly, $353,000 of accumulated accretion on redeemable securities was reclassified to common stock and additional paid-in capital.

   Subsequent to the acquisition of ESI, TKCI agreed to indemnify certain holders of 40,000 shares of common stock issued in connection with the acquisition of ESI against a market decline in TKCI's common stock after the initial public offering of TKCI's common stock. The excess of the guarantee price over the market value of the 40,000 shares of common stock of $100,000 on November 11, 1999 was paid and is recorded as a component of other expenses in the accompanying consolidated statement of income for the year ended December 31, 1999.

(10) Common Stock

   All issued and outstanding shares of KEI stock prior to the Reorganization were exchanged into an equivalent number of shares of TKCI stock and all of the shares of KEI stock were subsequently cancelled. The outstanding shares of TKCI stock prior to the Reorganization remained outstanding and were not affected by the Reorganization.

   In April 1997, an option to purchase 10% of the Company's outstanding common stock (calculated after the option purchase) was granted to an unrelated party for $10,000. The option was exercised in July 1997, for $88,000, resulting in the issuance of 325,926 shares. Once becoming a 10% stockholder as a result of this option exercise, the option holder became a related party. On December 31, 1997, an additional 196,745 shares of the Company's stock was purchased by this related party for $500,000. In connection with the grant of options and sale of stock to this related party, a total of $206,000 was recorded as common stock and stock compensation expense, representing the difference between the exercise price at which the options were granted and the price at which the stock was sold, and the estimated fair value of the Company's stock at the date of grant and sale, respectively. The related party was also granted a position on the Company's board of directors. In April 1997, the Company also entered into a collateralized promissory note agreement with this related party for $700,000 which was repaid in 1999 (see note 7).

                  THE KEITH COMPANIES, INC. AND SUBSIDIARIES

                 Years ended December 31, 1999, 1998 and 1997


(11) Stock Plans

   The following stock options and stock warrants are authorized for issuance at December 31, 1999:

      Stock options................................................... 1,111,111
      Stock warrants related to acquisitions..........................   150,000
                                                                       ---------
                                                                       1,261,111
                                                                       =========

Stock Option Plans

   In 1994, KEI and TKCI each adopted stock option plans (the "Plans"). Under the terms of the Plans, the Boards of Directors of KEI and TKCI were able to grant stock options to officers, key employees and directors. The Plans, as amended in 1997, authorized grants of options to purchase 555,556 shares each of authorized but unissued common stock in TKCI and KEI. Stock options have been granted with an exercise price equal to or greater than the stock's estimated fair market value at the date of grant. All stock options issued in connection with the Plans have ten-year terms that vest and become exercisable ratably each year for the first five years from the grant date.

   In connection with the Reorganization, the KEI plan was terminated and options to purchase shares of common stock of KEI outstanding at August 1, 1998 were automatically converted into options to purchase a like number of shares of TKCI common stock, with the same exercise price, expiration date and other terms as prior to the Reorganization (the "Plan"). On April 23, 1999, the stock option plan was amended to increase the number of options authorized for grant to 1,111,111.

   At December 31, 1999, there were options to acquire 334,306 shares available for grant under the Plan. The following represents the estimated fair value of options granted, as determined using the Black-Scholes option pricing model and the assumptions used for calculation:

                                                               Years ended
                                                              December 31,
                                                            -------------------
                                                            1999   1998   1997
                                                            -----  -----  -----
   Weighted average estimated fair value per share of
    common stock at grant date............................. $5.60  $3.40  $2.70
   Average exercise price per option granted............... $5.60  $3.40  $2.70
   Risk-free interest rate.................................   6.5%   5.0%   6.0%
   Option term (years).....................................    10     10     10
   Stock dividend yield....................................   0.0%   0.0%   0.0%

   In accounting for its Plan, the Company elected the pro forma disclosure option under SFAS No. 123. Accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been adjusted to the pro forma amount indicated below:

                                                    Years ended December 31,
                                                --------------------------------
                                                   1999       1998       1997
                                                ---------- ---------- ----------
   Net income:
     As reported............................... $2,017,000 $1,654,000 $2,698,000
     Pro forma................................. $1,847,000 $1,601,000 $2,675,000

                  THE KEITH COMPANIES, INC. AND SUBSIDIARIES

                 Years ended December 31, 1999, 1998 and 1997


(11) Stock Plans (continued)

   Pro forma net income reflects only options granted after January 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to January 1, 1995 is not considered.

   Stock option activity during the periods indicated is as follows:

                                              Number of shares  Weighted-average
                                             underlying options  exercise price
                                             ------------------ ----------------
   Balance at December 31, 1996.............      176,667
     Granted................................      180,370            $2.70
     Forfeited..............................      (12,963)           $2.70
                                                  -------
   Balance at December 31, 1997.............      344,074
     Granted................................      142,593            $5.13
     Forfeited..............................       (1,111)           $2.70
                                                  -------
   Balance at December 31, 1998.............      485,556
     Granted................................      317,414            $8.91
     Exercised..............................      (10,523)           $2.83
     Forfeited..............................      (26,165)           $6.95
                                                  -------
   Balance at December 31, 1999.............      766,282
                                                  =======

   The weighted average remaining contractual life and weighted average exercise price of options outstanding and of options exercisable as of December 31, 1999, were as follows:

                                  Outstanding                  Exercisable
                     ------------------------------------- --------------------
                      Number of
                       shares    Weighted average Weighted   Shares    Weighted
                     underlying     remaining     average  underlying  average
      Range of         options   contractual life exercise   options   exercise
  Exercise Prices    outstanding     (years)       price   exercisable  price
  ---------------    ----------- ---------------- -------- ----------- --------
$2.70...............   380,086         6.55        $2.70     252,644    $2.70
$5.40 to $8.10......    95,709         8.78        $6.66      17,348    $6.58
$9.00...............   290,487         9.51        $9.00      14,814    $9.00

   At December 31, 1999, 1998 and 1997, the number of shares of common stock subject to exercisable options were 284,806, 158,889 and 87,037, respectively, and the weighted-average exercise price of those options was $3.26, $2.70 and $2.70, respectively.

   In 1999, 1998 and 1997, in connection with acquisitions, TKCI reserved for grant options to purchase 166,667 shares of its common stock to employees of the acquired companies under the Plan. Included in the options reserved for grant, TKCI is required to provide options for no less than 37,037 shares of common stock which may be granted provided certain earnings goals are met by the acquired company in 1998, 1999 and 2000. As of December 31, 1999, these earnings goals had not been met, therefore none of the options have been granted (see note 4). As of December 31, 1999, options to purchase 119,098 shares of common stock reserved for grant have been granted subject to the Plan.

                  THE KEITH COMPANIES, INC. AND SUBSIDIARIES

                 Years ended December 31, 1999, 1998 and 1997


(11) Stock Plans (continued)

Stock Warrants

   The Company issued stock warrants to purchase common stock in connection with the acquisitions of Thompson-Hysell, JMTA and ESI. The terms of stock warrants to acquire shares of common stock are as follows at December 31, 1999:

   Warrants          Grant Date           Exercise Price        Expiration Date
   --------      ------------------       --------------       ------------------
    55,555         August 3, 1998             $4.73              July 31, 2003
    27,778       September 15, 1998           $6.75            September 18, 2001
    66,667         July 15, 1999              $6.75              July 15, 2002
   -------
   150,000
   =======

   Warrants are generally granted with an exercise price equal to or greater than the underlying stock's estimated fair market value at the date of grant, vest immediately and may be exercised at any time until the expiration date. During 1999, 66,667 warrants were issued with an exercise price less than the stock's estimated fair market value at the date of grant. The $150,000 difference between the fair market value of the stock at the date of grant and the exercise price was included as a component of the purchase price of Thompson-Hysell (see note 4).

(12) Employee Benefit Plans

   The Company has two defined contribution 401(k) plans, which commenced in 1980 and 1988, covering a majority of its employees. These plans are designed to be tax deferred in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Employees may contribute from 1% to 20% of compensation on a tax-deferred basis through a "salary reduction" arrangement. No employer contributions were made during 1997. In 1998, the Company implemented a discretionary employer matching contribution program, with a five-year vesting schedule, whereby the Company matched 50% of the first 1% of employee contributions for the year. Effective January 1, 1999, the Company increased the employer contribution percentage to 50% of the first 6% of employee contributions, not to exceed $1,500 per employee per year. During 1999 and 1998, the Company contributed $336,000 and $55,000, respectively, to its 401(k) plans, which represented the Company's entire obligation under the employer matching contribution program for the years ended December 31, 1999 and 1998. Further, effective January 1, 2000, the Company increased the employer contribution percentage to 100% of the first 3%, plus 50% of the next 2%, of employee contributions, vesting immediately.

                  THE KEITH COMPANIES, INC. AND SUBSIDIARIES

                 Years ended December 31, 1999, 1998 and 1997


(13) Income Taxes

   Income tax expense (benefit) consists of the following:

                                                 Years ended December 31,
                                             ----------------------------------
                                                1999       1998        1997
                                             ---------- ----------  -----------
   Current:
     Federal................................ $  260,000 $  (29,000) $       --
     State..................................    118,000    (99,000)       3,000
                                             ---------- ----------  -----------
       Subtotal.............................    378,000   (128,000)       3,000
                                             ---------- ----------  -----------
   Deferred:
     Federal................................    999,000  1,262,000   (1,299,000)
     State..................................     89,000    216,000     (101,000)
                                             ---------- ----------  -----------
       Subtotal.............................  1,088,000  1,478,000   (1,400,000)
                                             ---------- ----------  -----------
       Total................................ $1,466,000 $1,350,000  $(1,397,000)
                                             ========== ==========  ===========

   A reconciliation of income tax at the federal statutory rate of 34% to the Company's provision (benefit) for income taxes is as follows:

                                                Years ended December 31,
                                           ------------------------------------
                                              1999         1998        1997
                                           -----------  ----------  -----------
   Computed "expected" federal income tax
    expense..............................  $ 1,184,000  $1,021,000  $   443,000
   State income tax expense (benefit),
    net of federal income tax benefit....      167,000      77,000      (64,000)
   Tax effect of earnings not subject to
    federal income tax due to
    S corporation election...............          --     (513,000)    (223,000)
   Tax effect of S to C corporation
    conversion...........................          --      595,000          --
   Change in federal deferred tax
    valuation allowance..................      (35,000)     35,000   (1,585,000)
   Other.................................      150,000     135,000       32,000
                                           -----------  ----------  -----------
                                           $ 1,466,000  $1,350,000  $(1,397,000)
                                           ===========  ==========  ===========

                  THE KEITH COMPANIES, INC. AND SUBSIDIARIES

                 Years ended December 31, 1999, 1998 and 1997


(13) Income Taxes (continued)

   The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

                                                           December 31,
                                                       ----------------------
                                                          1999        1998
                                                       -----------  ---------
   Deferred tax assets:
     Intercompany/related party payables.............. $       --   $  76,000
     Accrued liabilities and employee compensation....     355,000    383,000
     Billings in excess of costs and estimated
      earnings........................................     216,000    180,000
     Allowance for doubtful accounts..................     203,000    117,000
     Settlement obligations...........................      99,000    188,000
     Other............................................     170,000    174,000
     Net operating loss carryforwards.................     271,000  1,304,000
     Less valuation allowance.........................         --     (62,000)
                                                       -----------  ---------
       Total deferred tax assets......................   1,314,000  2,360,000
                                                       -----------  ---------
   Deferred tax liabilities:
     Equipment and improvements, net..................     117,000        --
     Section 481, change from cash to accrual.........     262,000    818,000
     Costs and estimated earnings in excess of
      billings........................................   1,972,000  1,541,000
     Other............................................     129,000     79,000
                                                       -----------  ---------
       Total deferred tax liabilities.................   2,480,000  2,438,000
                                                       -----------  ---------
       Net deferred tax liabilities................... $(1,166,000) $ (78,000)
                                                       ===========  =========

   The net change in the valuation allowance for the years ended December 31, 1999, 1998 and 1997 was a decrease of $62,000, an increase of $31,000, and a decrease of $1,761,000, respectively. The Company considers recording a valuation allowance in accordance with the provisions of SFAS No. 109 to reflect the estimated amount of deferred tax assets, which may not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not, that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment, and believes it is more likely than not the Company will realize the benefits of its deferred tax assets. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

   As of December 31, 1999, the Company had approximately $797,000 in federal net operating loss carryforwards available to offset future taxable income, if any. The federal net operating loss carryforwards expire in the years 2018 and 2019.

(14) Commitments and Contingencies

   The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management and the Company's legal counsel, the ultimate disposition of these matters should not have a material adverse effect on the Company's financial position, liquidity and results of operations.

                  THE KEITH COMPANIES, INC. AND SUBSIDIARIES

                 Years ended December 31, 1999, 1998 and 1997


(15) Segment and Related Information

   The Company evaluates performance and makes resource allocation decisions based on the overall type of services provided to customers. For financial reporting purposes, we have grouped our operations into two primary reportable segments. The Real Estate Development, Public Works and Telecommunications ("REPWT") segment includes engineering and consulting services for the development of both private projects, like residential communities, commercial and industrial properties and recreational projects; public works projects, like transportation and water/sewage facilities; and site acquisition and construction management services for wireless telecommunications. The Industrial, Process and Manufacturing ("IPM") segment, which consists of ESI, provides the technical expertise and management required to design and test manufacturing facilities and processes. The accounting policies of the segments are the same as those described in note 2.

   The following tables set forth information regarding the Company's operating segments as of and for the years ended December 31, 1999, 1998 and 1997.

                                       Year ended December 31, 1999
                              ------------------------------------------------
                                                      Corporate
                                 REPWT       IPM        Costs     Consolidated
                              ----------- ---------- -----------  ------------
   Net revenue............... $36,009,000 $3,627,000 $       --   $39,636,000
   Income (loss) from
    operations............... $ 7,877,000 $  172,000 $(3,743,000) $ 4,306,000
   Identifiable assets....... $22,497,000 $1,164,000 $       --   $23,661,000

                                       Year ended December 31, 1998
                              ------------------------------------------------
                                                      Corporate
                                 REPWT       IPM        Costs     Consolidated
                              ----------- ---------- -----------  ------------
   Net revenue............... $25,330,000 $3,852,000 $       --   $29,182,000
   Income (loss) from
    operations............... $ 6,491,000 $  244,000 $(2,698,000) $ 4,037,000
   Identifiable assets....... $13,068,000 $1,462,000 $       --   $14,530,000

                                       Year ended December 31, 1997
                              ------------------------------------------------
                                                      Corporate
                                 REPWT       IPM        Costs     Consolidated
                              ----------- ---------- -----------  ------------
   Net revenue............... $18,592,000 $      --  $       --   $18,592,000
   Income (loss) from
    operations............... $ 4,792,000 $      --  $(2,556,000) $ 2,236,000
   Identifiable assets....... $10,485,000 $1,248,000 $       --   $11,733,000

Business Concentrations

   In 1999 and 1998, the Company had no customers which represented greater than 10% of consolidated net revenue. In 1997, the Company had one customer which represented 11% of net revenue. No customers represented greater than 10% of net contract and trade receivables at December 31, 1999 and 1998.

(16) Fair Value of Financial Instruments

   The carrying amounts of the Company's financial instruments reported in the accompanying consolidated balance sheets for cash and cash equivalents, contracts and trade receivables, other receivables, trade accounts payable, accrued employee compensation, accrued liabilities to related parties, and other accrued liabilities approximate fair values due to the short maturity of these instruments.

                  THE KEITH COMPANIES, INC. AND SUBSIDIARIES

                 Years ended December 31, 1999, 1998 and 1997


(16) Fair Value of Financial Instruments (continued)

   At December 31, 1999, long-term debt, excluding capital lease obligations, consisted of the Company's line of credit payable and notes payable. The carrying value of the Company's line of credit payable approximates its fair value, based upon the borrowing rate currently available to the Company for loans with similar terms. It was not practicable to estimate the fair value of two notes payable with a combined carrying value of $290,000, as there is no established market for these notes. The carrying value of the remaining long-term debt was $1,863,000, which approximates fair value, determined using estimates for similar debt instruments (see notes 6 and 7).

(17) Supplemental Cash Flow Information

                                                   Years ended December 31,
                                                --------------------------------
                                                  1999        1998       1997
                                                ---------  ---------- ----------
Supplemental disclosure of cash flow
 information:
Cash paid during the year for interest........  $ 975,000  $1,024,000 $  725,000
                                                =========  ========== ==========
Cash paid during the year for income taxes....  $ 124,000  $  144,000 $   28,000
                                                =========  ========== ==========
Noncash financing and investing activities:
Capital lease obligations recorded in
 connection with equipment acquisitions.......  $ 258,000  $  788,000 $1,120,000
                                                =========  ========== ==========
Purchase price adjustment to goodwill and
 notes payable................................  $  60,000  $      --  $      --
                                                =========  ========== ==========
Purchase price adjustment to equipment and
 leasehold improvements and additional paid-in
 capital......................................  $  42,000  $   26,000 $      --
                                                =========  ========== ==========
Issuance of common stock......................  $     --   $      --  $  206,000
                                                =========  ========== ==========
(Reversal) accretion of redeemable securities
 to redemption value, net.....................  $(230,000) $  230,000 $      --
                                                =========  ========== ==========
Insurance financing...........................  $ 174,000  $  202,000 $  311,000
                                                =========  ========== ==========

                  THE KEITH COMPANIES, INC. AND SUBSIDIARIES

                 Years ended December 31, 1999, 1998 and 1997


(17) Supplemental Cash Flow Information (continued)

   The acquisition of Thompson-Hysell, JMTA and ESI on July 15, 1999, August 1, 1998 and December 30, 1997, respectively, resulted in the following:

   Increases in:

                                                           JMTA        ESI
                                         Thompson-Hysell August 1,  December
                                          July 15, 1999    1998     30, 1997
                                         --------------- ---------  ---------
Contracts and trade receivables.........   $(2,253,000)  $(309,000) $(541,000)
Costs and estimated earnings in excess
 of billings............................           --     (201,000)  (131,000)
Other receivables.......................        (1,000)        --     (63,000)
Goodwill................................    (4,216,000)   (571,000)       --
Equipment and improvements..............    (1,105,000)    (56,000)       --
Other assets............................        (5,000)    (29,000)  (127,000)
Short-term borrowings...................           --          --     310,000
Billings in excess of costs and
 estimated earnings.....................       150,000         --         --
Long-term debt, including current
 portion................................     2,446,000     640,000        --
Accounts payable, accrued expenses and
 other liabilities......................       198,000     449,000    364,000
Common stock............................       150,000         --     200,000
                                           -----------   ---------  ---------
Net cash acquired in (expended for)
 acquisitions...........................   $(4,636,000)  $ (77,000) $  12,000
                                           ===========   =========  =========

(18) Valuation and Qualifying Accounts

   For the years ending December 31, 1999, 1998 and 1997, the following is supplementary information regarding valuation and qualifying accounts:

                          Balance at  Provisions for
                         beginning of    doubtful               Balance at end
                            period       accounts    Deductions   of period
                         ------------ -------------- ---------- --------------
Allowance for doubtful
 accounts:
  1999..................   $364,000      $614,000     $366,000     $612,000
  1998..................   $348,000      $300,000     $284,000     $364,000
  1997..................   $587,000      $324,000     $563,000     $348,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   We have had no disagreements on accounting or financial disclosure matters with our independent auditors.

                                   PART III

   The information required by Items 10 through 13 of this report is set forth in the sections entitled "Directors and Executive Officers," "Executive Compensation," "Security Ownership of Certain Beneficial Owners and Management," and "Certain Relationships and Related Transactions" in our Proxy Statement for our 2000 Annual Meeting of Shareholders. Such information is incorporated in this report and made a part hereof by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) The following documents are filed as part of this report:

      (1) Consolidated Financial Statements.

       The following Consolidated Financial Statements and the
       Independent Auditors' Report are on pages 29 through 52 hereof.

       Independent Auditors' Report.

       Consolidated Balance Sheets as of December 31, 1999 and 1998

       Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997

       Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 1999, 1998 and 1997

       Consolidated Statements of Cash Flows for the years ended December
       31, 1999, 1998 and 1997

       Notes to Consolidated Financial Statements

      (2) Financial Statement Schedules.

       All Financial Statement Schedules have been omitted because they are not applicable or because the applicable disclosures have been included in the Consolidated Financial Statements or in the Notes thereto.

     (3)Exhibits.

 Exhibit
 Number  Description
 ------- -----------
  2.1    Certificate of Ownership of ESI, Engineering Services Inc., by The
         Keith Companies, Inc. dated November 29, 1999 and filed with the
         California Secretary of State on December 17, 1999.*

  3.1    Amended and Restated Articles of Incorporation filed on June 22, 1999
         (incorporated herein by this reference to Exhibit 3.1 to the registrant's registration statement on Form S-1, registration number
         333-77273).

  3.2 Amended and Restated Bylaws of the Registrant (incorporated herein by this reference to Exhibit 3.2 to the registrant's registration statement on Form S-1, registration number 333-77273).

  4.1 Specimen Stock Certificate (incorporated herein by this reference to Exhibit 4.1 to the registrant's registration statement on Form S-1, registration number 33377273).

  9.1    Amendment No. 3 to the Partnership Agreement between Aram H. Keith and
         Floyd S. Reid, dated December 31, 1999.*

 10.1    Amended and Restated 1994 Stock Incentive Plan, together with form of
         Nonqualified Stock Option Agreement and form of Incentive Stock Option
         Agreement (incorporated herein by this reference to Exhibit 10.1 to the registrant's registration statement on Form S-1, registration number 333-77273).
 10.2 Form of Indemnification Agreement (incorporated by this reference to Exhibit 10.2 to the registrant's registration statement on Form S-1, registration number 333-77273).

 10.3    Wells Fargo Bank Line of Credit Note dated September 1, 1999 between
         The Keith Companies, Inc., John M. Tettemer and Associated, LTD., and
         ESI, Engineering Services, Inc. and Wells Fargo Bank, National
         Association (incorporated herein by this reference to Exhibit 10.35 to the registrant's quarterly report on Form 10-Q for the period ended
         September 30, 1999).
 10.4    Wells Fargo Bank Credit Agreement dated September 1, 1999 between The
         Keith Companies, Inc., John M. Tettemer and Associated, LTD., and ESI,
         Engineering Services, Inc. and Wells Fargo Bank, National Association
         (incorporated herein by this reference to Exhibit 10.36 to the registrant's quarterly report on Form 10Q for the period ended
         September 30, 1999).
 10.5    Facility Lease dated July 29, 1999 between ASP Scripps, L.L.C. and The
         Keith Companies, Inc. (incorporated herein by this reference to Exhibit 10.37 to the registrant's quarterly report on Form 10-Q for the period ended September 30, 1999).
 10.6    Addendum to Facility Lease dated July 29, 1999 between ASP Scripps,
         L.L.C. and The Keith Companies, Inc. (incorporated herein by this reference to Exhibit 10.38 to the registrant's quarterly report on Form 10-Q for the period ended September 30, 1999).
 10.7    Sublease Agreement dated July 29, 1999 between Cannon Computer
         Systems, Inc. and The Keith Companies, Inc. (incorporated herein by this reference to Exhibit 10.39 to the registrant's quarterly report on Form 10-Q for the period ended September 30, 1999).
 10.8 Agreement of non-disturbance and attornment dated July 28, 1999 between ASP Scripps, L.L.C. and The Keith Companies, Inc.
         (incorporated herein by this reference to Exhibit 10.40 to the registrant's quarterly report on Form 10-Q for the period ended
         September 30, 1999).
 10.9    Consent to Sublease Agreement dated July 28, 1999 between ASP Scripps,
         L.L.C., Canon Computer Systems, Inc. and The Keith Companies, Inc.
         (incorporated herein by this reference to Exhibit 10.41 to the registrant's quarterly report on Form 10-Q for the period ended
         September 30, 1999).
 10.11   Employment Agreement dated October 1, 1997 between ESI, Engineering
         Services Incorporated and Lynn C. Cannady (incorporated by this reference to Exhibit 10.28 to the registrant's registration statement on Form S-1, registration number 333-77273).

 Exhibit
 Number  Description
 ------- -----------

 10.12   Employment Agreement dated October 1, 1997 between ESI, Engineering
         Services Incorporated and Glenn I. Chase (incorporated by this reference to Exhibit 10.29 to the registrant's registration statement on Form S-1, registration number 333-77273).
 10.13   Employment Agreement dated October 1, 1997 between ESI, Engineering
         Services Incorporated and Stephen J. Lane (incorporated by this reference to Exhibit 10.30 to the registrant's registration statement on Form S-1, registration number 333-77273).
 10.14   Subscription Agreement by and among The Keith Companies, Inc., Keith
         Engineering, Inc., Aram H. Keith, Floyd S. Reid, Walter W. Cruttenden,
         III, Deborah A. Cruttenden, Christopher L. Cruttenden and Rian P.
         Cruttenden dated as of December 31, 1997 (incorporated by this reference to Exhibit 10.34 to the registrant's registration statement on Form S-1, registration number 333-77273).
 21.0    List of Subsidiaries (incorporated herein by this reference to Exhibit
         21 to the registrant's registration statement on Form S-1, registration number 333-77273).

 23.0    Consent of Independent Auditors.*

 24.0    Power of Attorney (included on signature page hereof).*

 27.0    Financial Data Schedule.*

--------
* Filed herewith.

   (b) Reports on Form 8-K.

   No reports on Form 8-K were filed in the fourth quarter of 1999.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Keith Companies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE KEITH COMPANIES, INC.

                                          By: /s/     Aram H. Keith
                                            -----------------------------------
                                                      Aram H. Keith
                                                 Chief Executive Officer

March 24, 2000

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following on behalf of The Keith Companies, Inc. and in the capacities and on the date indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----

        /s/ Aram H. Keith            Chief Executive Officer and     March 24, 2000
____________________________________ a Director (Principal
           Aram H. Keith             Executive Officer)

       /s/ Eric C. Nielsen           President                       March 24, 2000
____________________________________
          Eric C. Nielsen

      /s/ Gary C. Campanaro          Chief Financial Officer and     March 24, 2000
____________________________________ a Director (Principal
         Gary C. Campanaro           Financial and Accounting
                                     Officer)

    /s/ Walter W. Cruttenden         Director                        March 24, 2000
____________________________________
        Walter W. Cruttenden

      /s/ George Deukmejian          Director                        March 24, 2000
____________________________________
         George Deukmejian

    /s/ Christine Diemer Iger        Director                        March 24, 2000
____________________________________
       Christine Diemer Iger