Form 10-Q
period 2000-03-31
KEITH COMPANIES INC
filed 2000-05-15
CIK 1080922

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000
                        Commission File Number 0-19655



                           THE KEITH COMPANIES, INC.
                               ---------------
            (Exact name of registrant as specified in its charter)



               California                             33-0203193
        ------------------------               ------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)



               2955 REDHILL AVENUE, COSTA MESA, CALIFORNIA 92626
                      ----------------------------------
             (Address of principal executive offices and zip code)

      Registrant's telephone number, including area code: (714) 540-0800



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X       No.________
-------

The number of shares outstanding of the registrant's common stock as of April 28, 2000 was 5,076,604.

                   THE KEITH COMPANIES, INC. AND SUBSIDIARY

                                     INDEX

                                                                                                    PAGE NO.
PART I.        FINANCIAL INFORMATION

               Item 1.  Financial Statements

                        Condensed Consolidated Balance Sheets                                             2

                        Consolidated Statements of Income                                                 3

                        Condensed Consolidated Statements of Cash Flows                                   4

                        Notes to the Condensed Consolidated Financial Statements                          5


               Item 2.  Management's Discussion and Analysis of
                          Financial Condition and Results of Operations                                   7


               Item 3.  Qualitative and Quantitative Disclosures about Market Risk                        9



PART II.       OTHER INFORMATION

               Item 1.  Legal Proceedings                                                                11

               Item 2.  Changes in Securities and Use of Proceeds                                        11

               Item 3.  Defaults Upon Senior Securities                                                  11

               Item 4.  Submission of Matters to a Vote of Security Holders                              11

               Item 5.  Other Information                                                                11

               Item 6.  Exhibits and Reports on Form 8-K                                                 12

  Signatures                                                                                             13

                         PART I. FINANCIAL INFORMATION
                         Item 1. Financial Statements

                   THE KEITH COMPANIES, INC. AND SUBSIDIARY
                     Condensed Consolidated Balance Sheets

                                                                                           March 31,          December 31,
         Assets                                                                               2000                1999
                                                                                       -------------------  ------------------
                                                                                           (Unaudited)
Current assets:
     Cash and cash equivalents                                                             $    585,000         $  1,569,000
     Contracts and trade receivables, net of allowance for doubtful accounts of
       $825,000 and $612,000 at March 31, 2000 and December 31, 1999,
       respectively                                                                           7,870,000            7,176,000
     Costs and estimated earnings in excess of billings                                       5,757,000            5,037,000
     Prepaid expenses and other current assets                                                  392,000              501,000
                                                                                       -------------------  ------------------
           Total current assets                                                              14,604,000           14,283,000
Equipment and leasehold improvements, net                                                     4,507,000            4,536,000
Goodwill, net of accumulated amortization of $157,000 and $109,000 at March 31,
   2000 and December 31, 1999, respectively                                                   4,630,000            4,678,000
Other assets                                                                                    178,000              164,000
                                                                                       -------------------  ------------------
           Total assets                                                                    $ 23,919,000         $ 23,661,000
                                                                                       ===================  ==================
         Liabilities and Shareholders' Equity
Current liabilities:
     Current portion of long-term debt and capital lease obligations                       $  1,212,000         $  1,292,000
     Trade accounts payable                                                                     756,000            1,048,000
     Accrued employee compensation                                                            2,814,000            2,342,000
     Current portion of deferred tax liabilities                                              1,102,000            1,102,000
     Other accrued liabilities                                                                1,302,000              734,000
     Billings in excess of costs and estimated earnings                                         635,000              552,000
                                                                                       -------------------  ------------------
           Total current liabilities                                                          7,821,000            7,070,000
Long-term debt and capital lease obligations, less current portion                            2,379,000            3,543,000
Other liabilities                                                                               205,000              212,000
                                                                                       -------------------  ------------------
           Total liabilities                                                                 10,405,000           10,825,000
                                                                                       -------------------  ------------------

Shareholders' equity:
     Preferred stock, $0.001 par value.  Authorized 5,000,000 shares; no shares
        issued or outstanding                                                                         -                    -
     Common stock, $0.001 par value.  Authorized 100,000,000 shares at March
       31, 2000 and December 31, 1999; issued and outstanding 5,076,598 and
       5,070,224 shares at March 31, 2000 and December 31, 1999, respectively,
       including shares held in treasury                                                          5,000                5,000
     Additional paid-in capital                                                              12,334,000           12,317,000
     Retained earnings                                                                        1,823,000            1,061,000
                                                                                       -------------------  ------------------
                                                                                             14,162,000           13,383,000
     Less treasury stock, at cost of 117,100 and 97,600 shares at March 31, 2000
        and December 31, 1999, respectively                                                     648,000              547,000
                                                                                       -------------------  ------------------
           Total shareholders' equity                                                        13,514,000           12,836,000
                                                                                       -------------------  ------------------
Commitments and contingencies (Note 3)
           Total liabilities and shareholders' equity                                      $ 23,919,000         $ 23,661,000
                                                                                       ===================  ==================

  See accompanying notes to the condensed consolidated financial statements.

                   THE KEITH COMPANIES, INC. AND SUBSIDIARY
                       Consolidated Statements of Income
                                  (Unaudited)

                                                                         Three Months Ended March 31,
                                                                       ---------------------------------
                                                                            2000             1999
                                                                       ---------------- ----------------
Gross revenue                                                            $13,107,000     $ 9,999,000
Subcontractor costs                                                          688,000       1,030,000
                                                                       ---------------- ----------------
        Net revenue                                                       12,419,000       8,969,000
Costs of  revenue                                                          8,382,000       5,914,000
                                                                       ---------------- ----------------
        Gross profit                                                       4,037,000       3,055,000
Selling, general and administrative expenses                               2,650,000       1,896,000
                                                                       ---------------- ----------------
        Income from operations                                             1,387,000       1,159,000
Interest expense                                                             107,000         260,000
Other expense (income), net                                                   10,000         (19,000)
                                                                       ---------------- ----------------
        Income before provision for income taxes                           1,270,000         918,000
Provision for income taxes                                                   508,000         389,000
                                                                       ---------------- ----------------
        Net income                                                           762,000         529,000
Accretion of redeemable securities to redemption value                             -         (57,000)
                                                                       ---------------- ----------------
        Net income available to common shareholders                      $   762,000     $   472,000
                                                                       ================ ================
Earnings per share data:
        Basic                                                            $      0.15     $      0.14
                                                                       ================ ================
        Diluted                                                          $      0.15     $      0.13
                                                                       ================ ================
Weighted average number of shares outstanding:
        Basic                                                              4,959,107       3,485,634
                                                                       ================ ================
        Diluted                                                            5,241,667       3,750,627
                                                                       ================ ================


  See accompanying notes to the condensed consolidated financial statements.

                   THE KEITH COMPANIES, INC. AND SUBSIDIARY
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                        Three Months Ended March 31,
                                                                                    -------------------------------------
                                                                                          2000                1999
                                                                                    ------------------  -----------------
Cash flows from operating activities:
    Net income                                                                          $    762,000         $   529,000
    Adjustments to reconcile net income to net cash provided by (used in)
        Depreciation and amortization                                                        357,000             191,000
        Changes in operating assets and liabilities:
         Contracts and trade receivables                                                    (694,000)           (542,000)
         Costs and estimated earnings in excess of billings                                 (720,000)           (965,000)
         Prepaid expenses and other current assets                                           224,000               9,000
         Deferred tax assets                                                                       -             270,000
         Other assets                                                                        (14,000)           (142,000)
         Trade accounts payable and accrued liabilities                                      748,000             622,000
         Billings in excess of costs and estimated earnings                                   83,000             124,000
         Other liabilities                                                                    (7,000)           (123,000)
                                                                                    ------------------  -----------------
        Net cash provided by (used in) operating activities                                  739,000             (27,000)
                                                                                    ------------------  -----------------

Cash flows from investing activities-
        additions to equipment and leasehold improvements                                   (280,000)           (298,000)
                                                                                    ------------------  -----------------
Cash flows from financing activities:
       (Payments on) proceeds from line of credit, net                                      (985,000)            354,000
        Principal payments on long-term debt and capital lease obligations,                 (374,000)           (287,000)
        Purchase of common stock for treasury                                               (101,000)                  -
        Proceeds from issuance of common stock                                                17,000                   -
        Payment of deferred offering costs                                                         -             (55,000)
                                                                                    ------------------  -----------------
           Net cash (used in) provided by financing activities                            (1,443,000)             12,000
                                                                                    ------------------  -----------------
           Net decrease in cash and cash equivalents                                        (984,000)           (313,000)
Cash and cash equivalents, beginning of period                                             1,569,000             457,000
                                                                                    ------------------  -----------------
Cash and cash equivalents, end of period                                                $    585,000         $   144,000
                                                                                    ==================  =================

See supplemental cash flow information at Note 6







  See accompanying notes to the condensed consolidated financial statements.

                   THE KEITH COMPANIES, INC. AND SUBSIDIARY
            Notes to the Condensed Consolidated Financial Statements
                                   (Unaudited)




1.       Basis of Presentation

         The accompanying condensed consolidated balance sheet as of March 31, 2000, the consolidated statements of income for the three months ended March 31, 2000 and 1999, and the condensed consolidated statements of cash flows for the three months ended March 31, 2000 and 1999, are unaudited and in the opinion of management include all adjustments necessary to present fairly the information set forth therein, which consist solely of normal recurring adjustments. The results of operations for these interim periods are not necessarily indicative of results for the full year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of The Keith Companies, Inc. ("TKCI" and together with its subsidiary, the "Company") for the fiscal year ended December 31, 1999 as certain disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

2.       Treasury Stock Purchased

         During the three months ended March 31, 2000, the Company acquired 19,500 shares of its common stock at a cost of $101,000. There were no such purchases during the three months ended March 31, 1999.

3.       Per Share Data

         Basic EPS is computed by dividing earnings available to common shareholders during the period by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing earnings available to common shareholders during the period by the weighted average number of shares that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period, net of shares assumed to be repurchased using the treasury stock method.

         The following is a reconciliation of the denominator for the basic EPS computation to the denominator of the diluted EPS computation. Net income available to common shareholders is used in the basic and diluted EPS calculations as the assumed impact of the redeemable securities would be anti-dilutive.


                                                                            Three Months Ended March 31,
                                                                          -----------------------------------
                                                                               2000               1999
                                                                          ----------------   ----------------
         Weighted average shares used for the basic EPS computation
            (deemed outstanding the entire period)                              4,959,107          3,485,634
         Incremental shares from the assumed exercise of dilutive stock           162,560            264,993
         Contingently issuable shares                                             120,000                  -
                                                                          ----------------   ----------------

         Weighted average shares used for the diluted EPS computation           5,241,667          3,750,627
                                                                          ================   ================

         In conjunction with the acquisition of substantially all of the assets and the assumption of substantially all of the liabilities of Thompson-Hysell, Inc. ("Thompson-Hysell") in July 1999, the Company agreed to pay contingent consideration consisting of shares of its common stock, which may be issuable in 2000 based on certain 1999 financial targets being met. As of March 31, 2000, the contingent consideration to be issued has not been finalized, therefore, the Company estimated and included 120,000 weighted average contingently issuable shares in its weighted average shares used for the diluted EPS computation.

         Anti-dilutive potential common shares excluded from the above calculations were 546,356 and 118,518 for the three months ended March 31, 2000 and 1999, respectively.

                   THE KEITH COMPANIES, INC. AND SUBSIDIARY
           Notes to the Condensed Consolidated Financial Statements
                                  (Unaudited)

4.       Indebtedness

         On September 1, 1999, the Company entered into a new line of credit agreement with a bank to fund working capital needs and acquisitions of equipment. As of March 31, 2000, there were no outstanding borrowings on the equipment component of the line of credit and the working capital component had outstanding borrowings of $315,000 bearing interest at 9.0%.

5.       Segment and Related Information

         The Company evaluates performance and makes resource allocation decisions based on the overall type of services provided to customers. For financial reporting purposes, we have grouped our operations into two primary reportable segments. The Real Estate Development, Public Works and Telecommunications ("REPWT") segment includes engineering and consulting services for the development of both private projects, like residential communities, commercial and industrial properties and recreational projects; public works projects, such as transportation and water/sewage facilities; and site acquisition and construction management services for wireless telecommunications. The Industrial, Process and Manufacturing ("IPM") segment provides the technical expertise and management required to design and test manufacturing facilities and processes.

         The following tables set forth certain information regarding the Company's operating segments as of and for the three months ended March 31, 2000 and 1999:


                                                     Three Months Ended March 31, 2000
           --------------------------------------------------------------------------------------------------------------

                                                      REPWT               IPM          Corporate Costs     Consolidated
                                                ------------------  -----------------  -----------------  ---------------
           Net revenue                            $  11,282,000       $   1,137,000       $         -       $ 12,419,000
           Income (loss) from operations          $   2,376,000       $     212,000       $(1,201,000)      $  1,387,000
           Identifiable assets                    $  22,553,000       $   1,366,000       $         -       $ 23,919,000


                                                 Three Months Ended March 31, 1999
           --------------------------------------------------------------------------------------------------------------

                                                      REPWT               IPM          Corporate Costs     Consolidated
                                                ------------------  -----------------  -----------------  ---------------
           Net revenue                              $ 7,993,000         $   976,000       $         -        $ 8,969,000
           Income (loss) from operations            $ 1,974,000         $    32,000       $  (847,000)       $ 1,159,000
           Identifiable assets                      $14,167,000         $ 1,522,000       $         -        $15,689,000

6.       Supplemental Cash Flow Information


                                                                                 Three Months Ended March 31,
                                                                          -------------------------------------------
                                                                                 2000                   1999
                                                                          --------------------  ---------------------
             Supplemental disclosure of cash flow information:

                   Cash paid  for interest                                       $ 114,000             $  240,000
                                                                          ====================  =====================
                   Cash paid for income taxes                                    $ 204,000             $    2,000
                                                                          ====================  =====================
             Noncash financing and investing activities:
                   Purchase price adjustment                                     $       -             $   60,000
                                                                          ====================  =====================
                   Accretion of redeemable securities                            $       -             $   57,000
                                                                          ====================  =====================
                   Insurance financing                                           $ 115,000             $        -
                                                                          ====================  =====================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements of TKCI and its subsidiary and the related notes included elsewhere in this Form 10-Q and the Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed by the Company. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of any number of factors, including those set forth under "Risk Factors" and elsewhere in the Annual Report on Form 10-K filed by the Company. In this Management's Discussion and Analysis of Financial Condition and Results of Operations section, references to "TKCI", "we", "our" and "us" mean TKCI and its subsidiary.

Overview

In December 1997, TKCI purchased ESI and its wholly-owned subsidiary ESII, Engineered Systems Integration, Inc., which was subsequently merged into ESI. In August 1998, TKCI purchased John M. Tettemer and Associates. In July 1999, we acquired substantially all of the assets and assumed substantially all of the liabilities of Thompson-Hysell.

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

For the periods presented, a substantial portion of our net revenue was derived from services rendered in connection with commercial and residential real estate development projects. The real estate market has historically experienced pronounced business cycles. Our consolidated results of operations can be adversely impacted by downturns in the real estate market. Based upon the number of building permits issued, the last peak of the business cycle in the southern California real estate market was in 1989 and the last trough was in 1996. A majority of our net revenue for the periods presented, was derived from services rendered in southern California. Consequently, adverse economic conditions affecting the southern California economy could also have an adverse effect on our consolidated results of operations. We anticipate that as we consummate acquisitions in the future, the concentration of revenue from both real estate development and southern California may decline.

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


                                                          Three Months Ended
                                                               March 31,
                                                       --------------------------
                                                         2000            1999
                                                       ----------      ----------
  Gross revenue                                          106%            111%
  Subcontractor costs                                      6%             11%
                                                       -----           -----
       Net revenue                                       100%            100%
  Costs of revenue                                        67%             66%
                                                       -----           -----
       Gross profit                                       33%             34%
  Selling, general and administrative expenses            21%             21%
                                                       -----           -----
       Income from operations                             12%             13%
  Interest expense                                         2%              3%
                                                       -----           -----
       Income before provision for income taxes           10%             10%
  Provision for income taxes                               4%              4%
                                                       -----           -----
        Net income                                         6%              6%
  Accretion of redeemable securities to                    -              (1%)
                                                       -----           -----
       Net income available to common shareholders         6%              5%
                                                       =====           =====

Three Months Ended March 31, 2000 and March 31, 1999

Revenue. Net revenue for the three months ended March 31, 2000 was $12.4 million compared to $9.0 million for the three months ended March 31, 1999, an increase of $3.5 million, or 38%. Net revenue increased by $2.7 million as a result of the acquisition of Thompson-Hysell in July 1999. Excluding the revenue from the acquisition, our net revenue grew $764,000 or 9%, compared to the three months ended March 31, 1999. The net revenue growth resulted primarily from the continued demand for housing, energy and water resource projects in California. Subcontractor costs, as a percentage of net revenue, declined to 6% for the three months ended March 31, 2000 compared to 11% for the three months ended March 31, 1999, resulting primarily from a decrease in services for our primary telecommunications contract, which was finalized in 1999 and a significant reduction in subcontract services for a large contract in our industrial, process and manufacturing segment.

Gross Profit. Gross profit for the three months ended March 31, 2000 was $4.0 million compared to $3.1 million for the three months ended March 31, 1999, an increase of $982,000, or 32%. The gross profit growth is attributable to both the acquisition of Thompson-Hysell and certain other revenue increases. As a percentage of net revenue, gross profit decreased slightly to 33% for the three months ended March 31, 2000 compared to 34% for the three months ended March 31, 1999. The decrease in gross profit as a percentage of net revenue for the three months ended March 31, 2000 is attributable primarily to lower margins on two large projects. The gross profit percentage was further reduced by an increase in the employer matching contribution of our 401(K) plan in 2000 and an increase in our medical insurance premiums, which was not passed through to our employees, in an effort to continue to attract and retain quality professionals. Excluding the impact of the lower margins on the two large projects referred to previously, gross profit as a percentage of net revenue would have been 34% for the three months ended March 31, 2000.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2000 were $2.7 million as compared to $1.9 million for the three months ended March 31, 1999, an increase of $754,000, or 40%. The increase in selling, general and administrative expense resulted primarily from the acquisition of Thompson-Hysell, including the amortization of goodwill; employee recruiting costs; and other costs as a result of operating as a public company. As a percentage of net revenue, selling, general and administrative expenses remained flat at 21% compared to the previous year period.

Interest expense. Interest expense for the three months ended March 31, 2000 was $107,000 as compared to $260,000 for the three months ended March 31, 1999, a decrease of $153,000, or 59%. The lower interest expense resulted primarily from the repayment of our line of credit and various related party notes payable with a portion of the net proceeds from the initial public offering in July 1999.

Income Taxes. The provision for income taxes for the three months ended March 31, 2000 was $508,000 compared to $389,000 for the three months ended March 31, 1999, an increase of $119,000 or 31%. The increase in income tax expense was due primarily to a higher taxable income base, mitigated by a lower effective income tax rate.

Liquidity and Capital Resources

We have financed our working capital needs and capital expenditure requirements primarily through a combination of internally generated funds and bank borrowings.

Working capital as of March 31, 2000 was $6.8 million compared to $7.2 million as of December 31, 1999, a decrease of $430,000 or 6%, primarily due to lower cash balances resulting from the partial repayment of our line of credit, which is included in long-term debt. Debt to net worth ratio as of March 31, 2000 was
0.27 to 1 compared to 0.38 to 1 as of December 31, 1999, an increase of 29%. Net cash provided by operating activities increased $766,000 to $739,000 for the three months ended March 31, 2000, compared to net cash used in operating activities of $27,000 for the three months ended March 31, 1999. The growth in operating cash flow resulted primarily from higher income before the effects of depreciation and amortization. The growth in cash generated from operating activities was used primarily to make principal payments on long-term and short-term debt and capital leases and to purchase 19,500 treasury shares at a cost of $101,000.

Our line of credit agreement has a working capital component with a maximum outstanding principal balance of $6,000,000 and an equipment component with a maximum outstanding principal balance of $3,500,000. The aggregate outstanding principal balance of working capital advances and equipment advances can not exceed $8,500,000. As of March 31, 2000, there were no outstanding borrowings on the equipment component of the line of credit and the working capital component had outstanding borrowings of $315,000 bearing interest at 9.0%.

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

The table below presents the principal amounts of debt (excluding capital lease obligations), weighted average interest rates, fair values and other items required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes as of March 31, 2000.

                                                                                                                   Fair
                               2000           2001          2002         2003          2004          Total       Value/(1)/
                               ----           ----          ----         ----          ----          -----       ----------
Fixed rate debt/(2)/         $246,000     $1,473,000     $110,000     $ 70,000      $ 15,000       $1,914,000    $1,914,000
Average interest rate             8.1%           9.8%         8.3%         8.3%          8.5%             9.4%          9.4%
Variable rate debt                 -      $  315,000           -            -             -        $  315,000    $  315,000
Average interest rate              -             9.0%          -            -             -               9.0%          9.0%

______________________

/(1)/ The fair value of fixed rate debt and variable rate debt was determined based on current rates offered for debt instruments with similar risks and maturities.

/(2)/ Fixed rate debt excludes notes payable with an aggregate principal amount of $201,000 as there is no established market for these notes.

As the table incorporates only those exposures that existed as of March 31, 2000, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented in the table has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on those exposures or positions that arise during the period and interest rates.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

On August 13, 1999, a complaint was filed in the Stanislaus County, California Superior Court against Thompson-Hysell, Inc. ("Thompson-Hysell"), four shareholders of Thompson-Hysell (the "Defendant Shareholders"), T-H Liquidation Corporation, Thompson-Hysell Engineers, Inc. ("T-H Engineers") and us. This complaint was filed by Phillip Kirk Delamare and his wife Catherine A. Delamare who are shareholders of T-H Engineers, a corporation in which the Defendant Shareholders were majority shareholders and directors. The complaint alleges, among other things, that Thompson-Hysell was an alter ego of T-H Engineers and as such, when we acquired substantially all of the assets and assumed substantially all of the liabilities of Thompson-Hysell, the plaintiffs were fraudulently deprived of any benefit derived from their ownership interest in the shares of T-H Engineers. The complaint further alleges that the Defendant Shareholders breached their fiduciary duties as directors and majority shareholders of T-H Engineers and that they conspired with Thompson-Hysell and us to defraud T-H Engineers of its assets and to exclude plaintiffs from any benefit derived from the acquisition. The plaintiffs in this action are seeking injunctive relief and general monetary damages in an unspecified amount, special damages in the amount of $600,000, interest, costs and punitive and exemplary damages. The trial, which was previously set to occur on April 17, 2000, has been continued until July 17, 2000. A motion is currently pending to have TKCI dismissed as defendants in this litigation. We believe that the claim made against us is completely without merit and intend to vigorously defend ourselves in this action.

Item 2.   Changes In Securities and Use of Proceeds

On July 12, 1999, our Registration Statement on Form S-1 (333-77273) pertaining to our initial public offering of 1,500,000 shares of our common stock, par value $0.001 per share, was declared effective by the Securities and Exchange Commission. The managing underwriters in the offering were Wedbush Morgan Securities.

The offering commenced on July 12, 1999 and closed and terminated on July 15, 1999. The initial public offering price was $9 per share for an aggregate initial public offering price of $13,500,000.

Of the $13,500,000 in gross proceeds raised in connection with the offering, (i) $1,080,000 was paid to the managing underwriter in connection with underwriting discounts and expenses and (ii) approximately $747,000 was paid by us in connection with expenses, including legal, accounting, printing, filing and other fees, in connection with the offering. Of the remaining net proceeds, we have paid cash of $4,295,000 in connection with the acquisition of substantially all of the assets and assumption of substantially all of the liabilities of Thompson-Hysell; paid off the outstanding line of credit balance of $4,731,000; and repaid debts to related parties of $1,407,000 to Aram Keith, our Chief Executive Officer and Chairman of the Board, $703,000 to Walter Cruttenden III, one of our directors, $165,000 to Floyd Reid, a former director and executive officer, and an aggregate of $372,000 to various other related parties. There were no other direct or indirect payments to any of our officers or directors, their associates, ten-percent shareholders or any other affiliate of ours. As of March 31, 2000, all of the proceeds from the initial public offering have been applied.

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

         Exhibits
         Number            Description
         --------          -----------

         27                Financial Data Schedule

         (b) Reports on Form 8-K

         None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   May 12, 2000               THE KEITH COMPANIES, INC.


By:      /s/ Aram H. Keith
         -----------------------------------
         Aram H. Keith
         Chairman of the Board of Directors
         and Chief Executive Officer


By:      /s/ Gary C. Campanaro
         -----------------------------------
         Gary C. Campanaro
         Chief Financial Officer and Secretary