Form 10-Q
period 2000-06-30
KEITH COMPANIES INC
filed 2000-08-14
CIK 1080922

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                         Commission File Number 0-19655



                           THE KEITH COMPANIES, INC.
                    --------------------------------------
             (Exact name of registrant as specified in its charter)



              California                                33-0203193
    ---------------------------------      ----------------------------------
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

The number of shares outstanding of the registrant's common stock as of July 31, 2000 was 5,078,450.

                   THE KEITH COMPANIES, INC. AND SUBSIDIARY

                                     INDEX

                                                                        PAGE NO.
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Condensed Consolidated Balance Sheets                        2

                 Consolidated Statements of Income                            3

                 Condensed Consolidated Statements of Cash Flows              4

                 Notes to the Condensed Consolidated Financial Statements     5


         Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations              8


         Item 3. Qualitative and Quantitative Disclosures about Market Risk  11



PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                           12

         Item 2. Changes in Securities and Use of Proceeds                   12

         Item 3. Defaults Upon Senior Securities                             12

         Item 4. Submission of Matters to a Vote of Security Holders         12

         Item 5. Other Information                                           12

         Item 6. Exhibits and Reports on Form 8-K                            12

  Signatures                                                                 14

                         PART I.  FINANCIAL INFORMATION
                         Item 1.  Financial Statements

                   THE KEITH COMPANIES, INC. AND SUBSIDIARY
                     Condensed Consolidated Balance Sheets

                                                     June 30,     December 31,
                                                       2000           1999
                                                  -------------  --------------
                                                   (Unaudited)
        Assets
Current assets:
    Cash and cash equivalents                     $   736,000     $  1,569,000
    Contracts and trade receivables,
        net of allowance for doubtful
        accounts of $921,000 and $612,000
        at June 30, 2000 and December 31, 1999,
        respectively                                8,914,000        7,176,000
    Costs and estimated earnings in excess
    of billings                                     5,683,000        5,037,000
    Prepaid expenses and other current assets         552,000          501,000
                                                  ------------   --------------
          Total current assets                     15,885,000       14,283,000

Equipment and leasehold improvements, net           4,372,000        4,536,000
Goodwill, net of accumulated amortization
   of $205,000 and $109,000 at June 30,
   2000 and December 31, 1999, respectively         4,582,000        4,678,000
Other assets                                          160,000          164,000
                                                  ------------   --------------
          Total assets                            $24,999,000      $23,661,000
                                                  ============   ==============
        Liabilities and Shareholders' Equity
Current liabilities:
    Current portion of long-term debt
       and capital lease obligations              $   961,000      $ 1,292,000
    Trade accounts payable                          1,333,000        1,048,000
    Accrued employee compensation                   2,713,000        2,342,000
    Current portion of deferred tax liabilities     1,102,000        1,102,000
    Other accrued liabilities                       1,297,000          734,000
    Billings in excess of costs and estimated
    earnings                                          747,000          552,000
                                                  ------------   --------------
          Total current liabilities                 8,153,000        7,070,000
Long-term debt and capital lease obligations,
    less current portion                            2,094,000        3,543,000
Other liabilities                                     201,000          212,000
                                                  ------------   --------------
          Total liabilities                        10,448,000       10,825,000
                                                  ------------   --------------
Shareholders' equity:
  Preferred stock, $0.001 par value.
   Authorized 5,000,000 shares; no shares
   issued or outstanding                                    -                -
  Common stock, $0.001 par value.
   Authorized 100,000,000 shares at June 30,
   2000 and December 31, 1999; issued and
   outstanding 5,078,450 and 5,070,224
   shares at June 30, 2000 and December 31,
   1999, respectively, including shares held
   in treasury                                          5,000            5,000
  Additional paid-in capital                       12,339,000       12,317,000
  Retained earnings                                 2,890,000        1,061,000
                                                  ------------   --------------
                                                   15,234,000       13,383,000
  Less treasury stock, at cost of 124,600 and
   97,600 shares at June 30, 2000
   and December 31, 1999, respectively                683,000          547,000
                                                  ------------   --------------
          Total shareholders' equity               14,551,000       12,836,000
                                                  ------------   --------------
Commitments and contingencies (Note 3)
          Total liabilities and shareholders'
            equity                                $24,999,000      $23,661,000
                                                  ============   ==============

   See accompanying notes to the condensed consolidated financial statements.

                   THE KEITH COMPANIES, INC. AND SUBSIDIARY
                       Consolidated Statements of Income
                                  (Unaudited)

                                                  Three Months Ended                Six Months Ended
                                          -------------------------------     ---------------------------
                                            June 30,         June 30,         June 30,        June 30,
                                              2000             1999             2000            1999
                                          -------------   ------------     --------------    ------------
Gross revenue                               $13,567,000     $9,471,000        $26,674,000     $19,470,000
Subcontractor costs                             886,000        828,000          1,574,000       1,857,000
                                          -------------   ------------     --------------    ------------
    Net revenue                              12,681,000      8,643,000         25,100,000      17,613,000
Costs of  revenue                             8,307,000      5,786,000         16,689,000      11,701,000
                                          -------------   ------------     --------------    ------------
    Gross profit                              4,374,000      2,857,000          8,411,000       5,912,000
Selling, general and administrative
 expenses                                     2,486,000      1,797,000          5,136,000       3,693,000
                                          -------------   ------------     --------------    ------------
    Income from operations                    1,888,000      1,060,000          3,275,000       2,219,000
Interest expense                                 88,000        268,000            195,000         529,000
Other expense (income), net                      22,000        (10,000)            32,000         (30,000)
                                          -------------   ------------     --------------    ------------
    Income before provision for
     income taxes                             1,778,000        802,000          3,048,000       1,720,000
Provision for income taxes                      711,000        340,000          1,219,000         729,000
                                          -------------   ------------     --------------    ------------
    Net income                                1,067,000        462,000          1,829,000         991,000
Accretion of redeemable securities
 to redemption value                                  -        (57,000)                 -        (114,000)
                                          -------------   ------------     --------------    ------------
    Net income available to common
     shareholders                           $ 1,067,000     $  405,000        $ 1,829,000     $   877,000
                                          =============   ============     ==============    ============
Earnings per share data:
    Basic                                   $      0.22     $     0.12        $      0.37     $      0.25
                                          =============   ============     ==============    ============
    Diluted                                 $      0.20     $     0.11        $      0.35     $      0.23
                                          =============   ============     ==============    ============
Weighted average number of shares
 outstanding:
    Basic                                     4,956,942      3,485,634          4,958,025       3,485,634
                                          =============   ============     ==============    ============
    Diluted                                   5,238,537      3,750,627          5,254,864       3,750,613
                                          =============   ============     ==============    ============

   See accompanying notes to the condensed consolidated financial statements.

                   THE KEITH COMPANIES, INC. AND SUBSIDIARY
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                       Six Months Ended
                                                  --------------------------
                                                    June 30,         June 30,
                                                      2000             1999
                                                  -----------      ----------
Cash flows from operating activities:
 Net income                                       $ 1,829,000      $ 991,000
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization                     740,000        381,000
    Changes in operating assets and liabilities:
     Contracts and trade receivables               (1,738,000)       (24,000)
     Costs and estimated earnings in excess of
     billings                                        (646,000)      (849,000)
     Prepaid expenses and other current assets         12,000        (32,000)
     Deferred tax assets                                    -        375,000
     Other assets                                       4,000       (157,000)
     Trade accounts payable and accrued
       liabilities                                  1,219,000        111,000
     Billings in excess of costs and
       estimated earnings                             195,000        (61,000)
     Other liabilities                                (11,000)        (2,000)
     Accrued liabilities to related parties                 -         49,000
                                                  -----------      ---------
       Net cash provided by operating activities    1,604,000        782,000
                                                  -----------      ---------
Cash flows from investing activities -
    additions to equipment and leasehold
    improvements                                     (480,000)      (415,000)
                                                  -----------      ---------
Cash flows from financing activities:
    (Payments on) proceeds from line of
     credit, net                                   (1,125,000)       204,000
    Principal payments on long-term debt
     and capital lease obligations,
     including current portion                       (718,000)      (624,000)
    Purchase of common stock for treasury            (136,000)             -
    Proceeds from issuance of common stock             22,000              -
    Payment of deferred offering costs                      -       (330,000)
                                                  -----------      ---------
       Net cash used in financing activities       (1,957,000)      (750,000)
                                                  -----------      ---------
       Net decrease in cash and cash equivalents     (833,000)      (383,000)
Cash and cash equivalents, beginning of period      1,569,000        457,000
                                                  -----------      ---------
Cash and cash equivalents, end of period          $   736,000      $  74,000
                                                  ===========      =========

See supplemental cash flow information at Note 6

See accompanying notes to the condensed consolidated financial statements.

                   THE KEITH COMPANIES, INC. AND SUBSIDIARY
           Notes to the Condensed Consolidated Financial Statements
                                  (Unaudited)

1.   Basis of Presentation

     The accompanying condensed consolidated balance sheet as of June 30, 2000, the consolidated statements of income for the three and six months ended June 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the six months ended June 30, 2000 and 1999, are unaudited and in the opinion of management include all adjustments necessary to present fairly the information set forth therein, which consist solely of normal recurring adjustments. The results of operations for these interim periods are not necessarily indicative of results for the full year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of The Keith Companies, Inc. ("TKCI" and together with its subsidiary, the "Company") for the fiscal year ended December 31, 1999 as certain disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

2.   Treasury Stock Purchased

     During the six months ended June 30, 2000, the Company acquired 27,000 shares of its common stock at a cost of $136,000. There were no such purchases during the six months ended June 30, 1999. As of June 30, 2000, the Company has acquired 124,600 shares of its common stock at a cost of $683,000.

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

                                       Three Months Ended     Six Months Ended
                                     ---------------------  --------------------
                                     June 30,    June 30,    June 30,  June 30,
                                       2000       1999        2000       1999
                                     ---------   ---------  ---------  ---------
     Weighted average shares used
      for the basic EPS
      computation (deemed
      outstanding the entire
      period)                        4,956,942   3,485,634  4,958,025  3,485,634
     Incremental shares from the
      assumed exercise of dilutive
      stock options and stock
      warrants                         133,595     264,993    148,839    264,979
     Contingently issuable shares      148,000           -    148,000          -
                                     ---------   ---------  ---------  ---------
     Weighted average shares used
      for the diluted EPS
      computation                    5,238,537   3,750,627  5,254,864  3,750,613
                                     =========   =========  =========  =========

     In conjunction with the acquisition of substantially all of the assets and the assumption of substantially all of the liabilities of Thompson-Hysell, Inc. ("Thompson-Hysell") in July 1999, the Company agreed to pay contingent consideration consisting of shares of its common stock, which may be issuable in 2000 based on certain 1999 financial targets being met. As of June 30, 2000, the contingent consideration to be issued has not been finalized, therefore, the Company estimated and included 148,000 contingently issuable shares in its weighted average shares used for the diluted EPS computation.

     Anti-dilutive potential common shares excluded from the above calculations were 663,736 and 633,461 for the three and six months ended June 30, 2000, respectively and 2,192 and 1,102 for the three and six months ended June 30, 1999, respectively.

                   THE KEITH COMPANIES, INC. AND SUBSIDIARY
           Notes to the Condensed Consolidated Financial Statements
                                  (Unaudited)

4.   Indebtedness

     On September 1, 1999, the Company entered into a new line of credit agreement with a bank to fund working capital needs and acquisitions of equipment. As of June 30, 2000, there were no outstanding borrowings on the equipment component of the line of credit and the working capital component had outstanding borrowings of $175,000 bearing interest at prime (9.5%).

5.   Segment and Related Information

     The Company evaluates performance and makes resource allocation decisions based on the overall type of services provided to customers. For financial reporting purposes, we have grouped our operations into two primary reportable segments. The Real Estate Development, Public Works and Telecommunications ("REPWT") segment includes engineering and consulting services for the development of both private projects, like residential communities, commercial and industrial properties and recreational projects; and public works projects, such as transportation and water/sewage facilities; and site acquisition and construction management services for wireless telecommunications. The Industrial, Process and Manufacturing ("IPM") segment provides the technical expertise and management required to design and test manufacturing facilities and processes.

     The following tables set forth certain information regarding the Company's operating segments for the three and six months ended June 30, 2000 and 1999:

                                    Three Months Ended June 30, 2000
-----------------------------------------------------------------------------------------------------------
                                                                           Corporate
                                     REPWT               IPM                 Costs             Consolidated
                                  -----------         ----------          -----------          ------------
Net revenue                       $11,585,000         $1,096,000          $         -           $12,681,000
Income (loss) from operations     $ 2,945,000         $  132,000          $(1,189,000)          $ 1,888,000
Identifiable assets               $23,714,000         $1,285,000          $         -           $24,999,000

                                    Three Months Ended June 30, 1999
-----------------------------------------------------------------------------------------------------------
                                                                           Corporate
                                     REPWT               IPM                 Costs             Consolidated
                                  -----------         ----------          -----------          ------------
Net revenue                       $ 7,776,000         $  867,000          $         -           $ 8,643,000
Income (loss) from operations     $ 1,899,000         $    8,000          $  (847,000)          $ 1,060,000
Identifiable assets               $14,068,000         $1,760,000          $         -           $15,828,000

                                    Six Months Ended June 30, 2000
-----------------------------------------------------------------------------------------------------------
                                                                           Corporate
                                     REPWT               IPM                 Costs             Consolidated
                                  -----------         ----------          -----------          ------------
Net revenue                       $22,866,000         $2,234,000          $        -            $25,100,000
Income (loss) from operations     $ 5,322,000         $  343,000          $(2,390,000)          $ 3,275,000

                                    Six Months Ended June 30, 1999
-----------------------------------------------------------------------------------------------------------
                                                                           Corporate
                                     REPWT               IPM                 Costs             Consolidated
                                  -----------         ----------          -----------          ------------
Net revenue                       $15,770,000         $1,843,000          $         -           $17,613,000
Income (loss) from operations     $ 3,873,000         $   40,000          $(1,694,000)          $ 2,219,000

                   THE KEITH COMPANIES, INC. AND SUBSIDIARY
           Notes to the Condensed Consolidated Financial Statements
                                  (Unaudited)

6.   Supplemental Cash Flow Information

                                                Six Months Ended June 30,
                                             -------------------------------
                                                 2000                1999
                                             -----------         -----------
Supplemental disclosure of cash flow
 information:
   Cash paid for interest                       $234,000            $472,000
                                             ===========         ===========
   Cash paid for income taxes                   $455,000            $  2,000
                                             ===========         ===========
Noncash financing and investing activities:
   Capital lease obligations recorded in
    connection with equipment acquisitions      $      -            $ 72,000
                                             ===========         ===========
   Purchase price adjustment                    $      -            $ 60,000
                                             ===========         ===========
   Accretion of redeemable securities           $      -            $114,000
                                             ===========         ===========
   Insurance financing                          $ 63,000            $      -
                                             ===========         ===========
   Accrued deferred offering costs              $      -            $513,000
                                             ===========         ===========

7.   Subsequent Events

     On July 27, 2000, TKCI signed a non-binding letter of intent to acquire a company based in southern California with approximately 65 employees. The company's services include land development design, infrastructure design, and landscape architecture. TKCI anticipates closing the acquisition in the fourth quarter of 2000.

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

For the periods presented, a substantial portion of our net revenue was derived from services rendered in connection with commercial and residential real estate development projects. The real estate market has historically experienced pronounced business cycles. Our consolidated results of operations can be adversely impacted by downturns in the real estate market. Based upon the number of building permits issued, the last peak of the business cycle in the southern California real estate market was in 1989 and the last trough was in 1996. A majority of our net revenue for the periods presented, was derived from services rendered in southern California. Consequently, adverse economic conditions affecting the southern California economy could also have an adverse effect on our consolidated results of operations. We anticipate that as we consummate acquisitions in the future, the concentration of revenue from both real estate development and in southern California may decline.

Costs of revenue include labor, non-reimbursable subcontract costs, materials and various direct and indirect overhead costs including rent, utilities and depreciation. Selling, general, and administrative expenses consist primarily of corporate costs related to finance and accounting, information technology, business development and marketing, contract proposal, executive salaries, amortization of goodwill, provisions for doubtful accounts and other indirect overhead costs.

Results of Operations

The following table sets forth unaudited historical consolidated operating results for each of the periods presented as a percentage of net revenue.

                                                Three Months Ended     Six Months Ended
                                                     June 30,             June 30,
                                                ------------------    ------------------
                                                  2000      1999        2000      1999
                                                --------  --------    --------  --------
Gross revenue                                     107%      110%        106%      111%
Subcontractor costs                                 7%       10%          6%       11%
                                                 ----      ----        ----      ----
  Net revenue                                     100%      100%        100%      100%
Costs of revenue                                   66%       67%         66%       66%
                                                 ----      ----        ----      ----
  Gross profit                                     34%       33%         34%       34%
Selling, general and administrative expenses       20%       21%         20%       21%
                                                 ----      ----        ----      ----
  Income from operations                           14%       12%         14%       13%
Interest expense                                    -         3%          2%        3%
                                                 ----      ----        ----      ----
  Income before provision for income taxes         14%        9%         12%       10%
Provision for income taxes                          6%        4%          5%        4%
                                                 ----      ----        ----      ----
   Net income                                       8%        5%          7%        6%
Accretion of redeemable securities to
 redemption value                                   -         -           -        (1%)
                                                 ----      ----        ----      ----
  Net income available to common shareholders       8%        5%          7%        5%
                                                 ====     =====        ====      ====


Three and Six Months Ended June 30, 2000 and June 30, 1999

Revenue. Net revenue for the three months ended June 30, 2000 was $12.7 million compared to $8.6 million for the three months ended June 30, 1999, an increase of $4.0 million, or 47%. Net revenue for the six months ended June 30, 2000 was $25.1 million compared to $17.6 million for the six months ended June 30, 1999, an increase of $7.5 million, or 43%. Net revenue increased by $3.1 million and $5.8 million for the three and six months ended June 30, 2000, respectively, as a result of our acquisition of Thompson-Hysell in July 1999. Excluding the revenue as a result of the acquisition, our net revenue grew $937,000 or 11%, and $1.7 million or 10% for the three and six months ended June 30, 2000, respectively, compared to the three and six months ended June 30, 1999. The net revenue growth resulted primarily from the continued demand for housing in California and Nevada, and water resource and industrial, process and manufacturing projects in California. Subcontractor costs, as a percentage of net revenue, declined to 7% and 6% for three and six months ended June 30, 2000, respectively, compared to 10% and 11% for the three and six months ended June 30, 1999. The percentage decline in subcontractor costs resulted primarily from a significant reduction in subcontract services for a large contract in our industrial, process and manufacturing segment.

Gross Profit. Gross profit for the three months ended June 30, 2000 was $4.4 million compared to $2.9 million for the three months ended June 30, 1999, an increase of $1.5 million, or 53%. Gross profit for the six months ended June 30, 2000 was $8.4 million compared to $5.9 million for the six months ended June 30, 1999, an increase of $2.5 million, or 42%. The gross profit growth is attributable to both our acquisition of Thompson-Hysell and certain other revenue increases. As a percentage of net revenue, gross profit increased to 34% for the three months ended June 30, 2000 compared to 33% for the three months ended June 30, 1999. For the six months ended June 30, 2000, gross profit, as a percentage of net revenue, remained at 34% compared to the six months ended June 30, 1999. During the three and six months ended June 30, 2000, the gross profit percentage increased as a result of higher profit margins generated through our acquisition of Thompson-Hysell and higher profit margins in our industrial, process and manufacturing segment, partially offset by an increase in the employer matching contribution of our 401(K) plan in 2000. In addition, the six months ended June 30, 2000 was negatively impacted by lower margins on two large projects discussed in our previous quarterly filing.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2000 were $2.5 million compared to $1.8 million for the three months ended June 30, 1999, an increase of $689,000, or 38%. Selling, general and administrative expenses for the six months ended June 30, 2000 were $5.1 million compared to $3.7 million for the six months ended June 30, 1999, an increase of $1.4 million or 39%. The increases in selling, general and administrative expenses resulted primarily from our acquisition of Thompson-Hysell, including the amortization of goodwill; employee recruiting costs; and other costs associated with operating as a public company. As a percentage of net revenue, selling, general and administrative expenses decreased to 20% for the three and six months ended June 30, 2000 from 21% for the three and six months ended June 30, 1999. The percentage decreases were due principally to economies of scale associated with our acquisition of Thompson-Hysell, which has resulted in lower administrative costs in comparison to revenue generated.

Interest Expense. Interest expense for the three months ended June 30, 2000 was $88,000 compared to $268,000 for the three months ended June 30, 1999, a decrease of $180,000, or 67%. Interest expense for the six months ended June 30, 2000 was $195,000 compared to $529,000 for the six months ended June 30, 1999, a decrease of $334,000, or 63%. The lower interest expense resulted largely from repayment of our previous line of credit and various related party notes payable with a portion of the net proceeds from our initial public offering in July 1999.

Income Taxes. For the three months ended June 30, 2000, the provision for income taxes was $711,000 compared to $340,000 for the three months ended June 30, 1999. The provision for income taxes for the six months ended June 30, 2000 was $1.2 million compared to $729,000 for the six months ended June 30, 1999. The increase in income tax expense was due primarily to a higher taxable income base, mitigated by a lower effective income tax rate.

Liquidity and Capital Resources

We have financed our working capital needs and capital expenditure requirements primarily through a combination of internally generated funds and bank borrowings.

Working capital as of June 30, 2000 was $7.7 million compared to $7.2 million as of December 31, 1999, an increase of $519,000 or 7%, primarily due to an increase in contract and trade receivables, offset by an increase in income tax payable, which is included in other accrued liabilities. The debt to equity ratio as of June 30, 2000 was 0.21 to 1 compared to 0.38 to 1 as of December 31, 1999, an improvement of 45%. Net cash provided by operating activities increased $822,000 to $1.6 million for the six months ended June 30, 2000, compared to $782,000 for the six months ended June 30, 1999. The growth in operating cash flow resulted primarily from higher income before the effects of depreciation and amortization. The growth in cash generated from operating activities was used primarily to substantially payoff our line of credit, make principal payments on long-term and short-term debt and capital leases, fund capital expenditures and to purchase 27,000 treasury shares at a cost of $136,000.

Our line of credit agreement has a working capital component with a maximum outstanding principal balance of $6,000,000 and an equipment component with a maximum outstanding principal balance of $3,500,000. The aggregate outstanding principal balance of working capital advances and equipment advances may not exceed $8,500,000. As of June 30, 2000, there were no outstanding borrowings on the equipment component of the line of credit and the working capital component had outstanding borrowings of $175,000 bearing interest at prime (9.5%).

We believe existing cash balances, internally generated funds, and availability under credit facilities will be sufficient to fund our anticipated internal operating needs for the next twelve months.

Inflation

Although our operations can be influenced by general economic trends, we do not believe that inflation had a significant impact on our results of operations for the periods presented. Due to the short-term nature of most of our contracts, if costs of revenue increase, we attempt to pass these increases onto our clients.

Impact of the Year 2000 Issue

To date, we have not experienced any significant disruptions to our financial or operating activities caused by failure of our computerized systems resulting from Year 2000 issues. We do not expect Year 2000 issues to have a material adverse effect on our operations or financial results in 2000.

In addition, we have no information that indicates a significant vendor or service provider may be unable to sell goods or provide services to us or that any significant customer may be unable to purchase from us because of Year 2000 issues. Further, we have not received any notifications from lenders or regulatory agencies to which we are subject indicating that (1) a lender considers or may consider us to be in violation of a loan agreement; or (2) significant regulatory action is being or may be taken against us as a result of Year 2000 issues.

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

The table below presents the principal amounts of debt (excluding capital lease obligations of $953,000), weighted average interest rates, fair values and other items required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes as of June 30, 2000.

                                                                                                                 Fair
                               2000          2001          2002       2003        2004          Total          Value(/1/)
                             --------     ----------     --------    -------     -------     ------------     ----------
Fixed rate debt (/2/)        $138,000     $1,473,000     $110,000    $70,000     $15,000     $1,806,000       $1,806,000
Average interest rate            8.1%           9.8%         8.3%       8.3%        8.5%           9.5%             9.5%
Variable rate debt                  -     $  175,000            -          -           -     $  175,000       $  175,000
Average interest rate               -           9.5%            -          -           -           9.5%             9.5%

-----------------------
(/1/) The fair value of fixed rate debt and variable rate debt was determined based on current rates offered for debt instruments with similar risks and maturities.

(/2/) Fixed rate debt excludes notes payable with an aggregate principal amount of $121,000 as there is no established market for these notes.

As the table incorporates only those exposures that existed as of June 30, 2000, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented in the table has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on those exposures or positions that arise during the period and interest rates.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On August 13, 1999, a complaint was filed in the Stanislaus County, California Superior Court against Thompson-Hysell, four shareholders of Thompson-Hysell (the "Defendant Shareholders"), Thompson-Hysell Liquidation Corporation, Thompson-Hysell Engineers, Inc. and us. This complaint was filed by Phillip Kirk Delamare and his wife Catherine A. Delamare who are shareholders of a corporation named Thompson-Hysell Engineers, Inc. ("T-H Engineers"), in which the Defendant Shareholders were majority shareholders and directors. The complaint alleges, among other things, that Thompson-Hysell was an alter ego of T-H Engineers and as such, when we acquired substantially all of the assets and assumed substantially all of the liabilities of Thompson-Hysell, the plaintiffs were fraudulently deprived of any benefit derived from their ownership interest in the shares of T-H Engineers. The complaint further alleges that the Defendant Shareholders breached their fiduciary duties as directors and majority shareholders of T-H Engineers and that they conspired with Thompson-Hysell and us to defraud T-H Engineers of its assets and to exclude plaintiffs from any benefit derived from the acquisition. The plaintiffs in this action are seeking injunctive relief and general monetary damages in an unspecified amount, special damages in the amount of $600,000, interest, costs and punitive and exemplary damages. The trial, which was previously set to occur on April 17, 2000, was continued until July 17, 2000. A motion to have TKCI dismissed as defendants in this litigation was sustained with leave to amend. In light of this ruling, the July 17, 2000 trial date was vacated and the plaintiff is expected to file a first amended complaint at which point a new trial date will be set. We believe that the claim made against us is completely without merit and intend to vigorously defend ourselves in this action.

Item 2.  Changes In Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         On May 15, 2000, at the annual meeting of the shareholders of the Company, the shareholders were asked to vote on the election of a new board of directors for the next year or until their successors are elected. The result of said voting is as follows:

         Individual                           For              Withheld
         --------------------------   -----------------   -----------------
         Aram H. Keith                     4,134,581          26,757
         Gary C. Campanaro                 4,134,581          26,757
         Walter W. Cruttenden, III         4,134,581          26,757
         George Deukmejian                 4,134,211          27,127
         Christine Diemer Iger             4,134,581          26,757

         In addition, the shareholders were asked to ratify the appointment of KPMG LLP as our independent auditors for fiscal 2000 and to transact such other business as may properly come before the meeting or any adjournments and postponements thereof. The results of the ratification of the appointment of KPMG LLP as our independent auditors for fiscal 2000 were: for 4,115,712; against 24,552; and abstain 21,074.

         No other matters were submitted to a vote of the shareholders during the period covered by this report.

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


Dated:  August 11, 2000         THE KEITH COMPANIES, INC.


By:     /s/ Aram H. Keith
        -----------------------------------
        Aram H. Keith
        Chairman of the Board of Directors
        and Chief Executive Officer


By:     /s/ Gary C. Campanaro
        -----------------------------------
        Gary C. Campanaro
        Chief Financial Officer and Secretary