Form 10-Q
period 2000-09-30
KEITH COMPANIES INC
filed 2000-11-13
CIK 1080922

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                         Commission File Number 0-26561



                            THE KEITH COMPANIES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)



           California                               33-0203193
---------------------------------         -----------------------------------
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


The number of shares outstanding of the registrant's common stock as of October 31, 2000 was 5,200,707.

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


          Item 3.  Quantitative and Qualitative Disclosures about
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

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements



                    THE KEITH COMPANIES, INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets

                                                                                     September 30,  December 31,
                                                                                          2000          1999
                                                                                     -------------  ------------
                                                                                      (Unaudited)
         Assets
Current assets:
     Cash and cash equivalents                                                        $ 1,241,000   $ 1,569,000
     Contracts and trade receivables, net of allowance for doubtful accounts of
        $1,102,000 and $612,000 at September 30, 2000 and December 31, 1999,
        respectively                                                                    8,819,000     7,176,000
     Costs and estimated earnings in excess of billings                                 6,193,000     5,037,000
     Prepaid expenses and other current assets                                            417,000       501,000
                                                                                      -----------   -----------
           Total current assets                                                        16,670,000    14,283,000

Equipment and leasehold improvements, net                                               4,625,000     4,536,000
Goodwill, net of accumulated amortization of $253,000 and $109,000 at September 30,
   2000 and December 31, 1999, respectively                                             5,165,000     4,678,000
Other assets                                                                              154,000       164,000
                                                                                      -----------   -----------
           Total assets                                                               $26,614,000   $23,661,000
                                                                                      ===========   ===========
         Liabilities And Shareholders' Equity
Current liabilities:
     Issuable common stock                                                            $   631,000   $      --
     Current portion of long-term debt and capital lease obligations                    2,003,000     1,292,000
     Trade accounts payable                                                             1,592,000     1,048,000
     Current portion of deferred tax liabilities                                        1,102,000     1,102,000
     Billings in excess of costs and estimated earnings                                   804,000       552,000
     Other accrued liabilities                                                          3,812,000     3,076,000
                                                                                      -----------   -----------
           Total current liabilities                                                    9,944,000     7,070,000

Long-term debt and capital lease obligations, less current portion                        429,000     3,543,000
Other liabilities                                                                         196,000       212,000
                                                                                      -----------   -----------
           Total liabilities                                                           10,569,000    10,825,000
                                                                                      -----------   -----------

Shareholders' equity:
     Preferred stock, $0.001 par value.  Authorized 5,000,000 shares; no shares
        issued or outstanding                                                                --            --
     Common stock, $0.001 par value. Authorized 100,000,000 shares at September
        30, 2000 and December 31, 1999; issued and outstanding 5,080,544 and
        5,070,224 shares at September 30, 2000 and December 31, 1999,
        respectively, including shares held in treasury                                     5,000         5,000
     Additional paid-in capital                                                        12,345,000    12,317,000
     Retained earnings                                                                  4,378,000     1,061,000
                                                                                      -----------   -----------
                                                                                       16,728,000    13,383,000
     Less treasury stock, at cost of 124,600 and 97,600 shares at September 30,
        2000 and December 31, 1999, respectively                                          683,000       547,000
                                                                                      -----------   -----------
           Total shareholders' equity                                                  16,045,000    12,836,000
                                                                                      -----------    ----------

           Total liabilities and shareholders' equity                                 $26,614,000   $23,661,000
                                                                                      ===========   ===========


   See accompanying notes to the condensed consolidated financial statements.

                    THE KEITH COMPANIES, INC. AND SUBSIDIARY

                        Consolidated Statements of Income
                                   (Unaudited)

                                                                    Three Months Ended             Nine Months Ended
                                                             ------------------------------    -----------------------------
                                                             September 30,   September 30,     September 30,   September 30,
                                                                 2000            1999              2000            1999
                                                             -------------   --------------    -------------   -------------
Gross revenue                                                $ 14,541,000    $ 11,397,000      $ 41,215,000    $ 30,867,000
Subcontractor costs                                               903,000         739,000         2,477,000       2,596,000
                                                             ------------    ------------      ------------    ------------
        Net revenue                                            13,638,000      10,658,000        38,738,000      28,271,000
Costs of  revenue                                               8,448,000       7,350,000        25,137,000      19,051,000
                                                             ------------    ------------      ------------    ------------
        Gross profit                                            5,190,000       3,308,000        13,601,000       9,220,000
Selling, general and administrative expenses                    2,756,000       2,211,000         7,892,000       5,904,000
                                                             ------------    ------------      ------------    ------------
        Income from operations                                  2,434,000       1,097,000         5,709,000       3,316,000
Interest expense                                                   65,000         149,000           260,000         678,000
Other (income) expense, net                                      (111,000)        132,000           (79,000)        102,000
                                                             ------------    ------------      ------------    ------------
        Income before provision for income taxes                2,480,000         816,000         5,528,000       2,536,000
Provision for income taxes                                        992,000         347,000         2,211,000       1,076,000
                                                             ------------    ------------      ------------    ------------
        Net income                                              1,488,000         469,000         3,317,000       1,460,000
Reversal of redeemable securities to redemption value, net           --           344,000              --           230,000
                                                             ------------    ------------      ------------    ------------
        Net income available to common shareholders          $  1,488,000    $    813,000      $  3,317,000    $  1,690,000
                                                             ============    ============      ============    ============
Earnings per share data:
        Basic                                                $       0.30    $       0.17      $       0.67    $       0.43
                                                             ============    ============      ============    ============

        Diluted                                              $       0.29    $       0.16      $       0.63    $       0.40
                                                             ============    ============      ============    ============
Weighted average number of shares outstanding:
        Basic                                                   4,954,639       4,807,300         4,956,827       3,931,030
                                                             ============    ============      ============    ============
        Diluted                                                 5,220,775       5,063,349         5,224,293       4,213,751
                                                             ============    ============      ============    ============

   See accompanying notes to the condensed consolidated financial statements.

                    THE KEITH COMPANIES, INC. AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                  Nine Months Ended
                                                                            -----------------------------
                                                                            September 30,   September 30,
                                                                                2000            1999
                                                                            ------------    -------------
Cash flows from operating activities:
    Net income                                                              $  3,317,000    $  1,460,000
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                          1,119,000         652,000
        Changes in operating assets and liabilities, net of effects from acquisitions:
         Contracts and trade receivables, net                                 (1,643,000)        564,000
         Costs and estimated earnings in excess of billings                   (1,156,000)     (1,945,000)
         Prepaid expenses and other current assets                               112,000          95,000
         Deferred tax assets                                                        --           375,000
         Other assets                                                             10,000         (30,000)
         Trade accounts payable and accrued liabilities                        1,280,000         989,000
         Billings in excess of costs and estimated earnings                      252,000         (19,000)
         Other liabilities                                                       (16,000)          3,000
         Accrued liabilities to related parties                                     --          (185,000)
                                                                            ------------    ------------
           Net cash provided by operating activities                           3,275,000       1,959,000
                                                                            ------------    ------------

Cash flows from investing activities:
    Net cash expended in connection with acquisitions                               --        (3,659,000)
    Additions to equipment and leasehold improvements, net                    (1,064,000)       (840,000)
                                                                            ------------    ------------
           Net cash used in investing activities                              (1,064,000)     (4,499,000)
                                                                            ------------    ------------

Cash flows from financing activities:
    Payments on line of credit, net                                           (1,300,000)     (4,527,000)
    Principal payments on long-term debt and capital lease obligations,
       including current portion                                              (1,131,000)       (989,000)
    Payments on notes payable to related parties                                    --        (2,401,000)
    Purchase of common stock for treasury                                       (136,000)           --
    Proceeds from issuance of common stock, net                                   28,000      12,447,000
    Payment of deferred offering costs                                              --        (1,101,000)
                                                                            ------------    ------------
           Net cash (used in) provided by financing activities                (2,539,000)      3,429,000
                                                                            ------------    ------------
           Net (decrease) increase in cash and cash equivalents                 (328,000)        889,000
Cash and cash equivalents, beginning of period                                 1,569,000         457,000
                                                                            ------------    ------------
Cash and cash equivalents, end of period                                    $  1,241,000    $  1,346,000
                                                                            ============    ============


See supplemental cash flow information at Note 6

   See accompanying notes to the condensed consolidated financial statements.

                    THE KEITH COMPANIES, INC. AND SUBSIDIARY
            Notes to the Condensed Consolidated Financial Statements
                                   (Unaudited)


1.   Basis of Presentation

     The accompanying condensed consolidated balance sheet as of September 30, 2000, the consolidated statements of income for the three and nine months ended September 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999, are unaudited and in the opinion of management include all adjustments necessary to present fairly the information set forth therein, which consist solely of normal recurring adjustments. The results of operations for these interim periods are not necessarily indicative of results for the full year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of The Keith Companies, Inc. ("TKCI" and together with its subsidiary, the "Company") for the fiscal year ended December 31, 1999 as certain disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

2.   Treasury Stock Purchased

     During the nine months ended September 30, 2000, the Company acquired 27,000 shares of its common stock at a cost of $136,000. There were no such purchases during the nine months ended September 30, 1999. As of September 30, 2000, the Company has acquired 124,600 shares of its common stock at a cost of $683,000.

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

                                                              Three Months Ended       Nine Months Ended
                                                             ---------------------   ---------------------
                                                             Sept. 30,   Sept. 30,   Sept. 30,   Sept. 30,
                                                                2000        1999       2000        1999
                                                             ---------   ---------   ---------   ---------
     Weighted average shares used for the basic EPS
        computation (deemed outstanding the entire period)   4,954,639   4,807,300   4,956,827   3,931,030
     Incremental shares from the assumed exercise of
       dilutive stock options and stock warrants               145,979     256,049     147,309     282,721
     Issuable common stock                                     120,157        --       120,157        --
                                                             ---------   ---------   ---------   ---------

     Weighted average shares used for the diluted EPS
        computation                                          5,220,775   5,063,349   5,224,293   4,213,751
                                                             =========   =========   =========   =========

     In conjunction with the acquisition of substantially all of the assets and the assumption of substantially all of the liabilities of Thompson-Hysell, Inc. ("Thompson-Hysell") in July 1999, the Company agreed to pay contingent consideration consisting of shares of its common stock based on certain 1999 financial targets being met. During the three months ended September 30, 2000, this contingent consideration was finalized, therefore, the Company included 120,157 issuable shares in its weighted average shares used for the diluted EPS computation. On October 31, 2000, the Company issued the 120,157 shares of its common stock.

     Anti-dilutive weighted potential common shares excluded from the above calculations were 657,773 and 641,624 for the three and nine months ended September 30, 2000, respectively and 336,902 and 147,115 for the three and nine months ended September 30, 1999, respectively. On September 30, 2000, 304,267 anti-dilutive potential

                   THE KEITH COMPANIES, INC. AND SUBSIDIARY
            Notes to the Condensed Consolidated Financial Statements
                                   (Unaudited)


     common shares were cancelled. On April 2, 2001, approximately the same number of potential common shares will be granted to employees with an option price equal to the fair market value at that date.

4.   Indebtedness

     On September 1, 1999, the Company entered into a new line of credit agreement with a bank to fund working capital needs and acquisitions of equipment. As of September 30, 2000, there were no outstanding borrowings on the working capital component or equipment component of the line of credit.

5.   Segment and Related Information

     The Company evaluates performance and makes resource allocation decisions based on the overall type of services provided to customers. For financial reporting purposes, we have grouped our operations into two primary reportable segments. The Real Estate Development, Public Works and Telecommunications ("REPWT") segment includes engineering and consulting services for the development of both private projects, like residential communities, commercial and industrial properties and recreational projects; and public works projects, such as transportation and water/sewage facilities; and site acquisition and construction management services for wireless telecommunications. The Industrial, Process and Manufacturing ("IPM") segment provides the technical expertise and management required to design and test manufacturing facilities and processes and to facilitate the construction of alternative electrical power systems that supplement public power supply and large scale power consumers.

     The following tables set forth certain information regarding the Company's operating segments for the three and nine months ended September 30, 2000 and 1999:

                                  Three Months Ended September 30, 2000
     ---------------------------------------------------------------------------------------
                                                                  Corporate
                                        REPWT          IPM          Costs       Consolidated
                                     -----------   -----------   -----------    ------------
     Net revenue                     $12,576,000   $ 1,062,000   $      --      $13,638,000
     Income (loss) from operations   $ 3,546,000   $   139,000   $(1,251,000)   $ 2,434,000
     Identifiable assets             $24,891,000   $ 1,723,000   $      --      $26,614,000

                                  Three Months Ended September 30, 1999
     ---------------------------------------------------------------------------------------
                                                                  Corporate
                                        REPWT          IPM          Costs       Consolidated
                                     -----------   -----------   -----------    ------------
     Net revenue                     $ 9,715,000   $   943,000   $      --      $10,658,000
     Income (loss) from operations   $ 1,809,000   $   135,000   $  (847,000)   $ 1,097,000
     Identifiable assets             $22,827,000   $ 1,340,000   $      --      $24,167,000

                                  Nine Months Ended September 30, 2000
     ---------------------------------------------------------------------------------------
                                                                  Corporate
                                        REPWT          IPM          Costs       Consolidated
                                     -----------   -----------   -----------    ------------
     Net revenue                     $35,443,000   $ 3,295,000   $      --      $38,738,000
     Income (loss) from operations   $ 8,869,000   $   483,000   $(3,643,000)   $ 5,709,000

                                  Nine Months Ended September 30, 1999
     ---------------------------------------------------------------------------------------
                                                                  Corporate
                                        REPWT          IPM          Costs       Consolidated
                                     -----------   -----------   -----------    ------------
     Net revenue                     $25,485,000   $ 2,786,000          --      $28,271,000
     Income (loss) from operations   $ 5,682,000   $   175,000   $(2,541,000)   $ 3,316,000

                   THE KEITH COMPANIES, INC. AND SUBSIDIARY
            Notes to the Condensed Consolidated Financial Statements
                                   (Unaudited)



6.   Supplemental Cash Flow Information

                                                                      Nine Months Ended
                                                                         September 30,
                                                                   ------------------------
                                                                       2000         1999
                                                                   ------------   ---------
     Supplemental disclosure of cash flow information:

           Cash paid  for interest                                 $    299,000   $ 856,000
                                                                   ============   =========
           Cash paid for income taxes                              $  2,306,000   $ 124,000
                                                                   ============   =========
     Noncash financing and investing activities:
           Capital lease obligations recorded in connection with
             equipment acquisitions                                $       --     $ 258,000
                                                                   ============   =========
           Purchase price adjustment                               $    631,000   $  60,000
                                                                   ============   =========
           Accretion of redeemable securities                      $       --     $(230,000)
                                                                   ============   =========
           Insurance financing                                     $     28,000   $    --
                                                                   ============   =========
           Accrued deferred offering costs                         $       --     $(291,000)
                                                                   ============   =========


     In September 2000, the Company finalized certain of the contingent consideration associated with the acquisition of substantially all of the assets and the assumption of substantially all of the liabilities of Thompson-Hysell. A purchase price adjustment of $631,000 was recorded to goodwill and current liabilities to account for the 120,157 shares of issuable common stock (see note 3). On October 31, 2000, the Company issued the 120,157 shares of its common stock, resulting in the reclassification of the issuable common stock out of current liabilities and into common stock and additional paid-in capital subsequent to September 30, 2000.

7.   Subsequent Event

     On October 13, 2000, TKCI acquired all of the outstanding common stock of Crosby Mead Benton & Associates ("CMB"). The purchase price was approximately $2.2 million, consisting of cash of $1.2 million and common stock of $1.0 million, which is subject to adjustment based on various items related to the CMB September 30, 2000 balance sheet, as stipulated in the purchase agreement. The common stock is issuable in two increments of $500,000 on October 13, 2001 and 2002. The acquisition was accounted for using the purchase method of accounting. CMB is an engineering firm specializing in land development design, infrastructure design and landscape architecture. CMB is mainly located in the Los Angeles and San Diego counties and employs approximately 65 people.

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

                                                    Three Months    Nine Months
                                                       Ended           Ended
                                                   September 30,    September 30,
                                                   -------------    ------------
                                                   2000     1999    2000    1999
                                                   ----     ----    ----    ----
Gross revenue                                       107%     107%    106%    109%
Subcontractor costs                                   7%       7%      6%      9%
                                                   ----     ----    ----    ----
     Net revenue                                    100%     100%    100%    100%
Costs of revenue                                     62%      69%     65%     67%
                                                   ----     ----    ----    ----
     Gross profit                                    38%      31%     35%     33%
Selling, general and administrative expenses         20%      21%     20%     21%
                                                   ----     ----    ----    ----
     Income from operations                          18%      10%     15%     12%
Interest expense                                      1%       1%   --         3%
Other (income) expense, net                          (1%)      1%   --      --
                                                   ----     ----    ----    ----
     Income before provision for income taxes        18%       8%     15%      9%
Provision for income taxes                            7%       3%      6%      4%
                                                   ----     ----    ----    ----
     Net income                                      11%       5%      9%      5%
Reversal of redeemable securities to redemption
  value, net                                       --          3%   --         1%
                                                   ----     ----    ----    ----

     Net income available to common shareholders     11%       8%      9%      6%
                                                   ====     ====    ====    ====


Three and Nine Months Ended September 30, 2000 and September 30, 1999

Revenue. Net revenue for the three months ended September 30, 2000 was $13.6 million compared to $10.7 million for the three months ended September 30, 1999, an increase of $3.0 million, or 28%. Net revenue for the nine months ended September 30, 2000 was $38.7 million compared to $28.3 million for the nine months ended September 30, 1999, an increase of $10.5 million, or 37%. Net revenue growth for the three and nine months ended September 30, 2000 resulted primarily from the acquisition of Thompson-Hysell in July 1999, which contributed an additional $7.1 million to revenue for the nine months ended September 30, 2000 compared to 1999; growth in the Company's surveying and mapping services, resulting primarily from the strong demand for housing in California and Nevada; and changes to the estimated direct contract costs expected to be incurred on several large projects in the third quarter of 2000 and the third quarter of 1999. These changes in estimated direct contract costs resulted in changes to the estimated percentage of completion on these projects and consequently an approximate $200,000 increase in net revenue for the three and nine months ended September 30, 2000 and an approximate $600,000 reduction in net revenue for the three and nine months ended September 30, 1999. Excluding the 2000 and 1999 net revenue adjustments, net revenue grew $2.2 million, or 19% for the three months ended September 30, 2000 and $9.7 million, or 33% for the nine months ended September 30, 2000. Subcontractor costs, as a percentage of net revenue, remained flat at 7% for the three months ended September 30, 2000 compared to the previous year period and declined to 6% for the nine months ended September 30, 2000 compared to 9% for the nine months ended September 30, 1999. The percentage decline in subcontractor costs for the nine months ended, resulted primarily from a significant reduction in subcontract services for a large contract in our industrial, process and manufacturing segment.

Gross Profit. Gross profit for the three months ended September 30, 2000 was $5.2 million compared to $3.3 million for the three months ended September 30, 1999, an increase of $1.9 million, or 57%. Gross profit for the nine months ended September 30, 2000 was $13.6 million compared to $9.2 million for the nine months ended September 30, 1999, an increase of $4.4 million, or 48%. As a percentage of net revenue, gross profit increased to 38% for the three months ended September 30, 2000 compared to 31% for the three months ended September 30, 1999. For the nine months ended September 30, 2000, gross profit, as a percentage of net revenue, increased to 35% compared to 33% for the nine months ended September 30, 1999. The increase in gross profit and gross profit percentage for the three and nine months ended September 30, 2000, resulted primarily from higher net revenue and profit margins generated through our acquisition of Thompson-Hysell, improved utilization of our professionals, an increased focus on contracts with higher profit margins, and the 2000 and 1999 net revenue adjustments. Higher profit margins in our industrial, process and manufacturing segment also contributed to the increase in the gross profit percentage for the nine months ended September 30, 2000. These gross profit increases were partially offset by an increase in the employer matching contribution of our 401(K) plan in 2000. Excluding the 2000 and 1999 net revenue adjustments, the gross profit percentage increased to 37% for the three months ended September 30, 2000 compared to 35% for the prior year three months ended and increased to 35% for the nine months ended September 30, 2000 compared to 34% for the prior year nine months ended.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2000 were $2.8 million compared to $2.2 million for the three months ended September 30, 1999, an increase of $545,000, or 25%. Selling, general and administrative expenses for the nine months ended September 30, 2000 were $7.9 million compared to $5.9 million for the nine months ended September 30, 1999, an increase of $2.0 million or 34%. The increases in selling, general and administrative expenses resulted primarily from our acquisition of Thompson-Hysell, including the amortization of goodwill; employee recruiting costs; and other costs associated with operating as a public company. As a percentage of net revenue, selling, general and administrative expenses decreased to 20% for the three and nine months ended September 30, 2000 from 21% for the three and nine months ended September 30, 1999. The percentage decreases were due principally to economies of scale associated with our acquisition of Thompson-Hysell, which has resulted in lower administrative costs in comparison to revenue generated, and the 2000 and 1999 net revenue adjustments.

Interest Expense. Interest expense for the three months ended September 30, 2000 was $65,000 compared to $149,000 for the three months ended September 30, 1999, a decrease of $84,000, or 56%. Interest expense for the nine months ended September 30, 2000 was $260,000 compared to $678,000 for the nine months ended September 30, 1999, a decrease of $418,000, or 62%. The lower interest expense resulted largely from repayment of our previous line of credit and various related party notes payable with a portion of the net proceeds from our initial public offering in July 1999. In addition, certain capital leases were repaid during the three months ended September 30, 2000.

Other (Income) Expense, net. Other (income) expense, net for the three months ended September 30, 2000 was income of $111,000 compared to expense of $132,000 for the three months ended September 30, 1999, a decrease of $243,000 or 184%. Other (income) expense, net for the nine months ended September 30, 2000 was income of $79,000 compared to expense of $102,000 for the nine months ended September 30, 1999, a decrease of $181,000 or 177%. The decrease related primarily to $130,000 of expense recorded during the previous year period for a guaranty of our common stock price against a market decline in connection with the acquisition of ESI combined with the collection during the third quarter of 2000, of accounts receivable previously written off.

Income Taxes. For the three months ended September 30, 2000, the provision for income taxes was $992,000 compared to $347,000 for the three months ended September 30, 1999. The provision for income taxes for the nine months ended September 30, 2000 was $2.2 million compared to $1.1 million for the nine months ended September 30, 1999. The increase in income tax expense was due primarily to a higher taxable income base, mitigated by a lower effective income tax rate.

Liquidity and Capital Resources

We have financed our working capital needs and capital expenditure requirements primarily through a combination of internally generated funds, bank borrowings and the initial public offering of our common stock.

Working capital as of September 30, 2000 was $7.4 million, excluding the issuable common stock liability, compared to $7.2 million as of December 31, 1999, a slight increase of $144,000 or 2%. The growth resulted primarily from an increase in contract and trade receivables and costs and estimated earnings in excess of billings partially offset by an increase in the current portion of long-term debt and capital lease obligations as a certain note was reclassified from long-term based on its maturity date. The debt to equity ratio as of September 30, 2000 was 0.15 to 1 compared to 0.38 to 1 as of December 31, 1999, an improvement of 61%. Net cash provided by operating activities increased $1.3 million to $3.3 million for the nine months ended September 30, 2000, compared to $2.0 million for the nine months ended September 30, 1999. The growth in operating cash flow resulted primarily from higher income before the effects of depreciation and amortization. The growth in cash generated from operating activities was used primarily to payoff our line of credit, make principal payments on long-term and short-term debt and capital leases, payoff certain capital leases, fund capital expenditures and to purchase 27,000 treasury shares at a cost of $136,000.

Our line of credit agreement has a working capital component with a maximum outstanding principal balance of $6,000,000 and an equipment component with a maximum outstanding principal balance of $3,500,000. The aggregate outstanding principal balance of working capital advances and equipment advances may not exceed $8,500,000. As of September 30, 2000, there were no outstanding borrowings on the working capital component or equipment component of the line of credit. On September 3, 2000 and November 3, 2000, the line of credit was amended to ultimately extend the maturity on the equipment component to January 3, 2001.

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

The table below presents the principal amounts of debt (excluding capital lease obligations of $742,000), weighted average interest rates, fair values and other items required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes as of September 30, 2000.

                                                                                                                        Fair
                                     2000           2001          2002         2003          2004          Total       Value (1)
                                     ----           ----          ----         ----          ----          -----       ---------
Fixed rate debt                  $  36,000    $  1,491,000    $  90,000    $  58,000    $  15,000    $  1,690,000    $  1,690,000
Weighted average interest rate         8.4%            9.9%         8.2%         8.2%         8.5%            9.7%            9.7%
Variable rate debt                    --              --           --           --           --              --              --
Weighted average interest rate        --              --           --           --           --              --              --

----------
(1) The fair value of fixed rate debt and variable rate debt was determined based on current rates offered for debt instruments with similar risks and maturities.

As the table incorporates only those exposures that existed as of September 30, 2000, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented in the table has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on those exposures or positions that arise during the period and interest rates.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On August 13, 1999, a complaint was filed in the Stanislaus County, California Superior Court against Thompson-Hysell, four shareholders of Thompson-Hysell (the "Defendant Shareholders"), Thompson-Hysell Liquidation Corporation, Thompson-Hysell Engineers, Inc. ("T-H Engineers") and us. This complaint was filed by Phillip Kirk Delamare and his wife Catherine A. Delamare who are shareholders of T-H Engineers, along with the Defendant Shareholders who are majority shareholders and directors. The complaint alleges, among other things, that Thompson-Hysell is or was an alter ego of T-H Engineers and as such, when we acquired substantially all of the assets and assumed substantially all of the liabilities of Thompson-Hysell, the plaintiffs were fraudulently deprived of any benefit derived from their ownership interest in the shares of T-H Engineers. The complaint further alleges that the Defendant Shareholders breached their fiduciary duties as directors and majority shareholders of T-H Engineers and that they conspired with Thompson-Hysell and us to defraud T-H Engineers of its assets and to exclude plaintiffs from any benefit derived from the acquisition. The plaintiffs in this action are seeking injunctive relief and general monetary damages in an unspecified amount, special damages in the amount of $600,000, interest, costs and punitive and exemplary damages. Our position from the inception of this litigation has been that the complaint against us was completely without merit. Consequently, we brought a motion before the Court asking that we be dismissed from the action. In response to this motion, on October 27, 2000, the Court ruled that we were entitled to a dismissal with prejudice. A formal order is pending. With the dismissal, our involvement as a party is over, subject to the plaintiffs' right to appeal. We remain confident that even in the event of an appeal, we will be exonerated from any wrongdoing. To date, all of our costs and expenses associated with this defense have been, and management believes will continue to be, covered by certain indemnification agreements between the Defendant Shareholders and us.

Item 2.  Changes In Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None


Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         Exhibits
         Number            Description
         ------            -----------
         10.15 First Amendment to Wells Fargo Bank Credit Agreement dated September 3, 2000 between The Keith Companies, Inc.,
                  John M. Tettemer & Associates, LTD and Wells Fargo Bank, National Association.

         27       Financial Data Schedule

         (b) Reports on Form 8-K

         None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   November 10, 2000                       THE KEITH COMPANIES, INC.


By:      /s/ Aram H. Keith
         -----------------------------------
         Aram H. Keith
         Chairman of the Board of Directors
         and Chief Executive Officer


By:      /s/ Gary C. Campanaro
         -----------------------------------
         Gary C. Campanaro
         Chief Financial Officer and Secretary