Form 10-K
period 2000-12-31
KEITH COMPANIES INC
filed 2001-04-02
CIK 1080922

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2000

                         COMMISSION FILE NUMBER 0-26561

                           THE KEITH COMPANIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 CALIFORNIA                                     33-0203193
        (STATE OR OTHER JURISDICTION               (I.R.S. EMPLOYER IDENTIFICATION NO.)
      OF INCORPORATION OR ORGANIZATION)

               2955 RED HILL AVENUE, COSTA MESA, CALIFORNIA 92626
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 668-7001

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, $0.001
                                   PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The number of shares outstanding of the registrant's common stock as of March 23, 2001 was 5,369,997 shares. Based on the closing sale price on the Nasdaq National Market on March 27, 2001, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $74,161,000.(1)

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates certain information by reference from the registrant's definitive proxy statement for the Annual Meeting of Shareholders scheduled to be held on May 16, 2001.

---------------
(1) For purposes of this calculation, shares owned by officers, directors and 10% shareholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           THE KEITH COMPANIES, INC.

                           ANNUAL REPORT ON FORM 10-K
                            ------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   18
Item 3.   Legal Proceedings...........................................   18
Item 4.   Submission of Matters to a Vote of Security Holders.........   19

                                  PART II
Item 5.   Market for Our Common Equity and Related Stockholder
          Matters.....................................................   20
Item 6.   Selected Financial Data.....................................   20
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   22
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   27
Item 8.   Consolidated Financial Statements and Supplementary Data....   28
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   52

                                  PART III
Item 10.  Directors and Executive Officers............................   52
Item 11.  Executive Compensation......................................   52
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   52
Item 13.  Certain Relationships and Related Transactions..............   52

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   52
  (a)     1. Consolidated Financial Statements........................   52
          2. Financial Statement Schedules............................   52
          3. Exhibits.................................................   53
  (b)     Reports on Form 8-K.........................................   54
Signatures............................................................   55

                                     PART I

ITEM 1. BUSINESS

GENERAL

     We are a full service engineering and consulting services firm providing professional services on a wide range of projects to both the real estate development, public works/infrastructure and communications industry and the industrial/energy industry.

     We provide a full range of services from initial site acquisition studies to construction management and electrical, mechanical and chemical/process engineering services. We benefit from a diverse public and private client base including real estate developers, residential and commercial builders, architects, cities, counties, water districts, state and federal agencies, land owners, commercial retailers, energy providers and various manufacturers. Our professional staff provides a comprehensive menu of services that are needed to effectively manage, engineer and design infrastructure and state-of-the-art facilities.

     The following illustrates the range of services that we offer:

     Graphic depicting: (1) the following services: civil engineering, surveying & mapping, planning, site acquisition, environmental, archaeology, construction management, water resources engineering, instrumentation/control systems integration engineering, fire protection engineering, electrical engineering, mechanical engineering and chemical/process engineering; and (2) the following industries served: real estate development, public works/infrastructure and communications industry and the industrial/energy industry.

     From fiscal 1996 through fiscal 2000, our net revenue has grown by a compounded annual growth rate of 42% and our net income has grown at a compounded annual growth rate of 59%. We have accomplished this through both internal growth and through our acquisition strategy to diversify the scope of our services and our geographic presence. We have acquired five companies in the past four years and now operate from 13 offices (including 15 operating divisions) in 6 states; California, Nevada, Utah, Arizona, Colorado and Wyoming.

INDUSTRIES SERVED

     We serve both the real estate development, public works/infrastructure and communications industry and the industrial/energy industry.

  REAL ESTATE DEVELOPMENT, PUBLIC WORKS/INFRASTRUCTURE AND COMMUNICATIONS

     Real Estate Development

     Residential, commercial, golf, and other recreational developers use technical consultants to provide planning and environmental services to create land use plans, write the supporting planning and environmental documents and process entitlements and permits through governmental authorities. Technical consultants also assist clients with obtaining approvals and permits from federal, state and local agencies. After projects are approved by governmental agencies, developers need surveying, mapping, and civil engineering services to survey development sites, create accurate boundary and base maps, and provide engineering designs for grading, streets, sewer and water pipelines and facilities, utilities and drainage facilities. Upon completion of the design phase, surveyors provide construction staking services to identify the precise locations of streets, utilities, pipelines, and other facilities. In culturally sensitive areas, developers may also require environmental and archaeology services for planning and assistance with environmental approvals as well as construction and post-construction phase monitoring services.

     Residential development includes large-scale communities, senior citizen and retirement communities, single family homes, condominiums and apartments. Commercial development includes the development and construction of retail, office, hotel and industrial facilities. Golf and recreational facility development includes golf courses, driving ranges, parks, clubhouses, theme parks, resorts and lakes.

     There are generally two types of real estate development projects and clients: the land developer and the builder. Some take on characteristics of both. Developers generally must look long-term, utilize longer-term investment financing and evaluate the performance of projects across multiple business cycles. The developer pursues land development rights and implements the process of designing and constructing infrastructure utility, roadway and landform grading improvements. A developer's projects often span several years or even decades. The builder, on the other hand, generally provides an end-user product, including homes, retail stores, restaurants or clubhouses. The builder's approach is generally based upon current and relatively short-term economic conditions. Financing for a builder's work is often construction-oriented and anticipates short-term returns. The builder often buys property that has already been zoned, graded and otherwise improved by the land developer.

     Public Works/Infrastructure

     Transportation, water resources, and other public works projects provide ongoing, more reliable sources of revenue for engineering firms and consultants when private real estate development activities decline during unfavorable economic periods. These public projects are often long-term and have historically provided more determinable and consistent revenue streams than non-publicly funded projects.

     Transportation. Highway and interchange projects require engineering designs for roadways and interchanges for the placement or relocation of sewer and water pipelines and utility lines and for rainfall run-off management. They also include surveying services for establishment of proper rights of way for these facilities. Engineers develop street, major arterial and highway designs in cooperation with federal, state and local agencies to improve transportation networks. Highly experienced transportation planners, engineers, and designers provide the entire spectrum of resources necessary to effectively engineer and design state-of-the-art transportation infrastructure.

     Water Resources. Water resource services encompass the study and analysis of rainfall, water collection and distribution, use of water for cleanliness, nourishment and irrigation and the treatment and disposal of used or contaminated water. Due to the multiple demands for municipal, environmental and agricultural uses, water is a limited resource in the Western United States. As populations continue to grow and higher standards are placed on protecting the environment without sacrificing the supply and quality of water, water districts, public agencies, agricultural users and municipalities are faced with the challenge of managing their water supplies more efficiently.

     Protecting communities from natural disasters such as flood and mudflows, cleaning natural waterways, eliminating pollution from storm runoff flowing into the ocean and protecting and enhancing natural riparian resources are some of the missions of public water-managing agencies. Private developers also address these issues as part of their land development projects.

     Communications

     Communications projects include the development, expansion and construction of wireless and land-based data and communications systems. The infrastructure for these systems includes wireless transmission base stations, switching centers, cable systems, fiber optic networks and microwave link networks. With the rapid growth of the communications services industry, the demand for communications infrastructure has expanded dramatically.

     Service providers and developers of communications infrastructure generally hire outside experts to meet their design, site acquisition and lease arrangement, land planning, civil engineering, purchasing and construction management needs.

  INDUSTRIAL/ENERGY

     The industrial/energy industry consists of manufacturing facilities, processing facilities, power generation and distribution, and production/refining methods and systems. Power plants, machines, assembly lines, factories and refineries require mechanical, electrical and process engineering services to enable utilization of new processes and to improve efficiency and reliability of their production effort. Comprehensive engineering services that are required include:

     - the design or redesign of electrical, heating, ventilation and air conditioning systems;

     -  mechanical equipment design;

     -  equipment selection and purchasing;

     - the design of integrated computer and monitoring device systems to control manufacturing and process equipment;

     -  chemical/process engineering;

     -  energy generation and usage consulting;

     -  fire protection engineering;

     -  material handling and process flow planning;

     -  automation and robotics design;

     -  construction management and installation supervision;

     -  project management; and

     -  computer programming.

     Projects that utilize mechanical, electrical and process engineering and consulting services include:

     - Energy/Power Generation and Management: power plants, natural gas/electrical systems and distribution systems;

     - High Tech Facilities: biotechnology, pharmaceutical and laboratory facilities, computer centers, control rooms and research and development facilities;

     - Consumer Product Facilities: automotive assembly, household products and packaging facilities;

     - Food and Beverage Facilities: bottling/packaging facilities, material handling facilities, process controls and food and beverage manufacturing facilities;

     -  Educational Facilities: school and university buildings and campuses;
        and

     -  Public Facilities/Utilities: commercial and medical buildings.

     We believe there is a continued trend in the manufacturing and assembly industries toward automation and increased efficiency. As these industries grow, so does their need for engineering, design and consulting services to automate and increase the efficiency of new and existing facilities.

THE TKCI ADVANTAGE

     The engineering and consulting services industries are highly fragmented, ranging from a large number of relatively small local firms to large, multi-national firms. We estimate that there are over 500 firms providing engineering and consulting services to the industries we serve in our principal operating areas. Management believes that in the areas in which we are located, we are among the leading engineering and consulting services firms serving the industries that we serve. We believe that we can further enhance our position in the industries which we serve for the following reasons:

     Reputation

     We have a reputation for providing high quality services, which is strengthened due to the personal relationships developed between our staff and representatives of clients and agencies. We have been awarded many projects either due to our expertise in working with an agency or project type or because a particular client desires to work with, and can count on, specific project managers. In addition, we have received numerous awards for technical excellence including:

     - Award of Excellence from the California Council of Civil Engineers and Land Surveyors;

     - Certificate of Recognition from the County of San Bernardino Board of Supervisors;

     - Letter of Appreciation from the State of California Department of General Services;

     -  Project of the Year from the American Society of Civil Engineers;

     - Outstanding Environmental Analysis Document from the Association of Environmental Professionals; and

     -  Outstanding Planning Award from the American Planning Association.

     Industry and Professional Experience

     We believe that our senior management has the proven ability to execute our business plan and capitalize on new opportunities. Over the past four years, management has successfully closed and integrated five acquisitions, enabling us to diversify both our revenue base and our geographic scope. This is a crucial point, as acquisitions will continue to be a key component in our business plan. In all acquisitions to date, we have retained the management teams of the acquired companies and provided the financial and management controls to promote sustainable growth. This enables the acquired management team to run their business as they know best. In addition, the entire management team, from project manager to senior executive manager, is particularly adept at the relationship side of the business that plays a critical role in the world of engineering and consulting services.

     We recognize that our employees are our most valuable resource for providing continuing quality service and for obtaining new work. During employee selection and as part of the acquisition criteria, we require that the personnel which we add to our team have significant experience in the industries that we serve. We supplement this industry experience by providing in-house continuing education seminars, design forums and training programs.

     Full Service Approach

     We provide a full complement of engineering and consulting services. Since many consulting and engineering services firms specialize in only one or a few services, a project owner may often be required to engage several engineering and/or consulting firms during the various phases of a project. The phases range from identifying and evaluating whether to acquire a parcel of land to designing, engineering and managing the construction of the finished project. We believe that clients realize significant cost and time savings and maintain consistent quality by concentrating their engineering and consulting services in as few firms as practicable.

     Cross-Marketing

     Due to our reputation within our industries and our technical expertise, we have frequently increased the scope of services provided to a client from an initial engagement, such as land planning, to include other services, such as mapping and surveying. When we expand into new geographic regions, we have successfully cross-sold and intend to continue to cross-sell the services we offer.

     Because our professionals provide many of the preliminary services for planning, civil engineering and surveying and mapping projects, we are frequently asked to provide additional services as a project progresses. In performing the preliminary services during the initial phases of a project, we obtain background information and data relating to the project that may be inefficient and costly for another firm to compile. Consequently, we are often more knowledgeable about a project, and, as a result, are often engaged to perform additional engineering and consulting services as the project progresses.

     Effective Organizational Structure

     We believe that our organizational structure allows us to compete effectively with small- and mid-sized local firms as well as with large regional, national and international firms. Our organizational structure combines the efficiencies associated with centralization and the flexibility of decentralization. When appropriate, our primary administrative functions are centralized in our corporate headquarters in Costa Mesa, California allowing us to reduce duplicative functions and personnel at our divisional offices. We believe that this centralization allows the management at our divisional offices the freedom to focus on identifying new business opportunities and overseeing the services they provide, and allows our project managers the flexibility to focus on being responsive to client needs. Since our divisions are managed by technical professionals with excellent client relationships and industry reputations, we promote decentralization of those aspects of our business which involve technical and client relationships.

BUSINESS STRATEGY

     Our objective is to strengthen our position as a leading provider of engineering and consulting services while growing our geographic presence and enhancing the services we offer. To achieve this objective, we have developed a strategy with the following key elements:

     - Maintain High Quality Service. To maintain high quality service, we focus on being responsive to customers and working diligently and responsibly to maintain schedules and budgets. As a result of our focus on quality and timely service, we believe that we have established an excellent reputation in the markets we serve. We intend to continue providing high quality services as we expand our geographic presence and our service offerings.

     - Continue to Recruit and Retain Highly Qualified Personnel. We believe that recruiting and retaining skilled professionals is crucial to our success and growth. As a result, we intend to continue to recruit experienced and talented individuals who can provide quality services and innovative solutions.

     - Enhance and Strengthen Existing Client Relationships. By maintaining strong relationships with existing clients and promoting the entire cross section of services we provide to all clients, we believe that we can enhance our reputation. By focusing our efforts in this area, we can utilize the time that we spend with our clients on active work to promote additional services to them and gain additional contract opportunities for us. We believe that our existing relationships between our clients and employees is our greatest business development asset.

     - Expand Services in Both the Public Works/Infrastructure and Communications Industry and the Industrial/Energy Industry. To diminish our susceptibility to the economic cycles affecting any particular industry, we intend to continue expanding our work in the public works/infrastructure and communications and industrial/energy industries. Much of our technical expertise, including, CAD technicians, certain engineering specialists and administrative support, can provide support across industries in the event that a particular industry segment experiences economic downturns. We believe that by expanding our services into industries which follow different economic cycles, we are able to reassign talented employees to other project types and help provide stability for our core staff, management and profit levels.

     - Expand Geographically. To diminish the impact of regional economic cycles, we intend to continue to expand our geographic presence through acquisitions, opening additional divisional offices and marketing our services to clients with national and international needs. Our geographic growth may provide us with broader access to employee pools, work sharing between regions and new business opportunities. We believe that our acquisitions of Thompson-Hysell and Crosby, Mead, Benton & Associates have enabled us to more effectively sell additional services in California and Utah and that our acquisition of Hook & Associates Engineering, Inc. has enabled us to broaden our service offerings in Arizona, Colorado and Wyoming.

     - Expand and Enhance Technical Capabilities. We intend to build upon our reputation as a quality provider of engineering and consulting services as we diversify our services to meet demands of our clients and new markets. As part of our effort to continue diversifying the scope of our services, we intend to pursue strategic partnering relationships and acquisitions.

ACQUISITION STRATEGY

     We intend to continue to pursue acquisitions that complement our business strategy and enhance our range of services, geographic presence and/or client base. We believe that strategic acquisitions will enable us to more efficiently serve the diverse technical and geographic needs of, and secure additional business from, national and international clients. Upon the successful completion of this offering, we may increase the pace and size of our acquisitions.

     In general, the key criteria we consider when evaluating potential acquisitions include services offered, reputation, corporate culture, price, profitability and geographic location.

     The following table sets forth information regarding our five acquisitions since late 1997.

----------------------------------------------------------------------------------------------------
     ACQUISITION                                         PRIMARY
         DATE              COMPANY ACQUIRED           MARKETS SERVED           SERVICES OFFERED
----------------------------------------------------------------------------------------------------
 December 1997          ESI, Engineering          Northern California       Industrial/energy
                        Services Incorporated                               services
----------------------------------------------------------------------------------------------------
 August 1998            John M. Tettemer and      Southern California       Water resources
                        Associates, Ltd.                                    engineering and services
----------------------------------------------------------------------------------------------------
 July 1999              Thompson-Hysell, Inc.     Northern and Central      Water resources and
                                                  California; Utah          other engineering
                                                                            services
----------------------------------------------------------------------------------------------------
 October 2000           Crosby, Mead, Benton &    Southern California       Land development design,
                        Associates                                          infrastructure design
                                                                            and landscape
                                                                            architecture
----------------------------------------------------------------------------------------------------
 January 2001           Hook & Associates         Arizona; Colorado;        Land development,
                        Engineering, Inc.         Wyoming                   transportation, and
                                                                            communications services
----------------------------------------------------------------------------------------------------

     Consideration for the companies we have acquired has included cash, shares of our common stock, promissory notes, or a combination of these forms of consideration. The consideration is sometimes subject to earn-out or adjustment provisions. Additionally, in connection with these acquisitions, we have entered into noncompetition agreements with principals or key employees of an acquired company.

SERVICES PROVIDED

     We provide a broad range of services, including civil engineering, surveying and mapping, planning, environmental, archaeology, construction management, site acquisition, water resources engineering, and other services needed by the industrial/energy industry, including instrumentation/control systems integration engineering, fire protection engineering, electrical engineering, mechanical engineering and chemical/process engineering.

     Civil Engineering Services

     General civil engineering is often referred to as everything "designed from the ground down" because most of the constructed improvements involved lie on the surface of, or below the ground. Our civil engineering services include, project feasibility and due diligence analysis; development cost projections; access and circulation analysis; infrastructure design and analysis; pro forma cost studies; project management; construction documents; tentative mapping; flood plain studies; sewer, water and drainage design; street and highway design; site and subdivision design; and grading design.

     We are the master engineer of a master-planned residential resort community located in the central valley region of California. This 30,000-acre site is comprised of five villages, and consists of 10,000 residential units, six golf courses, a hotel and convention center, two wineries, a swim and tennis club and 85 acres of retail and commercial development. Our responsibilities on this project include the civil engineering design of all onsite and offsite improvements, such as roadways, water, sewer and drainage systems and grading. We are also providing surveying and mapping services; coordinating with the environmental consultants; providing construction management services; and providing bid and finance administration services. We anticipate that this project will have a duration of more than 20 years.

     Surveying and Mapping Services

     Surveying and mapping services include, among other things, the establishment of boundaries for preliminary engineering, construction layout, as-built surveys and the identification of features of a parcel of land that directly affect a project's design. It is common for our surveying and mapping teams to be "the first in and the last out" for a construction project. We provide surveying and mapping services through teams of skilled professionals that utilize sophisticated technology, including global positioning systems that utilize satellite technology to survey and navigate land, geographic information systems, and field-to-office digital and electronic data capture to produce information that will serve as the foundation for a variety of planning and engineering analysis and design endeavors. We believe that we were among the first engineering and surveying consultants to utilize global positioning systems with geographic information systems to perform precise ground surveys.

     We utilized our expertise by providing surveying, mapping, charting, imagery intelligence and photogrammetic services for an on-going multi-year, task order contract with a United States federal agency. This includes providing surveying and mapping services on air bases worldwide as part of a geospatial information and imagery intelligence program. As a subconsultant to the program manager, we assisted in developing their specifications and statement of work for safety of navigation surveys on Department of Defense airfields. We have also developed detailed ground survey and photogrammetric mapping plans and cost breakdowns for the survey of multiple airfields in Washington, California and Utah. This effort coordinates tasks to be performed by at least half a dozen firms throughout the Western United States.

     Planning Services

     Planning services include both physical planning and policy planning. Physical planning is graphical and includes conceptual drawings, sketches and layouts of communities and identifies land uses and residential and commercial neighborhoods. The resulting plan often becomes the basis for the preparation of engineering plans. To complement a physical plan, policy planning entails the preparation of supporting text and documents that establish procedures, requirements and guidelines for visual appearance or detailed permitting approvals under which the physical plan may be implemented.

     Our planning services are designed to assist clients with maximizing the potential uses of real estate and other limited resources. We provide plans that take into account government regulations, effective and creative use of land assets, and the expectations and needs of the community.

     An example of our planning services is the preparation and processing of a Specific Plan document for a master-planned golf course community in the County of San Bernardino, California. This community is approximately 460 acres in size and contains more than 500 luxury homes surrounding a full-length 18-hole golf course. We created the land use plan and developed the supporting Specific Plan and Environmental Impact Report documents. These documents specify uses of land such as residential, golf and open space. They also identify environmental concerns and how to mitigate them. Additional services for which we are responsible on this project include environmental, civil engineering and surveying and mapping.

     Environmental Services

     Our environmental services include biology, permit processing, environmental document preparation and mitigation monitoring. We assist clients with the complex federal, state, and local permitting process enabling them to successfully implement private and public projects. Our environmental staff offers the technical proficiency to provide one-stop preparation of environmental documents that conform to current regulatory requirements.

     Our staff is experienced with the preparation of complex and challenging environmental planning documents such as Environmental Impact Reports, Environmental Impact Statements, initial studies and environmental assessments. Our experience includes the preparation of documents that comply with the California Environmental Quality Act (CEQA) and the National Environmental Policy Act. Our environmental staff has been instrumental in developing permit strategy consensus among federal agencies such as the Army Corps of Engineers, U.S. Fish and Wildlife, the Environmental Protection Agency and the State of California.

     Our award winning services on a recent project involved the preparation of a master plan and Environmental Impact Report for a major sports complex, two schools, an active park and a community center. The major issues surrounding the project included the preservation of the habitat for the California gnatcatcher and Quino checkerspot butterfly, potential land use impacts to the nearby Los Alamos Historic District and securing water service. We successfully designed and processed all of the necessary plans and received the "Outstanding Planning Award, Planning Implementation, Small Jurisdiction" award from the American Planning Association.

     Archaeology Services

     We perform archaeological studies that range from site review and records analysis to a discussion of measures to protect sensitive or valuable archaeological resources. Further, we conduct field sampling and testing to establish or verify findings of a site review, and previously documented information to determine both the quantity and quality of archaeological materials for a given site. Many environmental impact analyses require protection of significant archaeological resources that may exist on a property, such as native American community settings, artifacts, and burial sites.

     We have provided monitoring of construction activities on numerous projects and have also completed complex archaeological excavations in coordination with state and federal agencies and native American representatives.

     Construction Management Services

     Construction management services are an efficient "bundling" of some of the other services that we provide. During construction management assignments, we direct development and construction tasks, including the preparation of cost projections, entitlement and feasibility analysis, professional consultant selection and supervision, contractor bidding and construction supervision. We provide these services in discrete components or as a comprehensive package for private development, public works and communications clients.

     One of our active construction management projects is a 650 acre master planned, hillside golf course community with an 18-hole championship golf course that is surrounded by approximately 200 estate residential lots and a high quality country club facility. Our construction management efforts include the coordination and scheduling of all construction activities at the project, monitoring the performance of the contractors, confirming adherence to plans and specifications and coordinating permits and approvals. We also provided planning, civil engineering, archaeology, landscape architecture and surveying and mapping services for this project.

     Site Acquisition Services

     Site acquisition services include the selection of prospective properties that fit defined criteria, identifying and overcoming restrictions against intended use of properties, negotiating agreements for the acquisition and implementing the acquisition and final use of properties. We provide site acquisition services to assist clients with obtaining the most appropriate real estate for their particular needs. For example, a property intended for the development of multi-family housing will have characteristics which vary greatly from that of a property intended for the siting of a heavy industrial facility. We have provided site acquisition services for wireless communications sites in Riverside, San Bernardino, Ventura, Los Angeles and San Diego counties in California for a national wireless services provider.

     Water Resources Engineering Services

     Our water resources engineering services consist of financial planning, feasibility studies, demand forecasting, hydraulic analysis and water flow studies to develop system master plans in addition to designing conventional systems of pipes, channels and dams.

     Examples of the water resources engineering services that we provide include: the performance of a study in which we evaluated the anticipated amount of rainfall water in a 23 square-mile watershed in Riverside County, California; the development of a concept report and preliminary design for a 2,000 acre-feet, 50-foot high water quality dam, a major sediment detention basin facility and the relocation of approximately 1.5 miles of roadway, all incidental to the construction of the dam and related structures; and the design of a 3.2 mgd (million gallons per day) water reclamation facility in Central California. This facility will include a wastewater treatment facility and a reclaimed effluent water reuse area comprised of a winter reuse water storage pond and a spray irrigation disposal site. On this project, our primary scope of services include performing field investigations; establishing survey controls for topographic mapping; establishing a concept level layout for the facility; assisting with the CEQA permit acquisition; developing the preliminary design for the facility; preparing the technical specifications and final plans for the civil, architectural, structural, mechanical, and heating, ventilation and air conditioning (HVAC) system; and preparing a cost estimate and performing inspections.

     Instrumentation/Control Systems Integration Engineering Services. Our professionals integrate equipment selection, maintenance requirements and spare parts inventory by designing, selecting and reviewing mechanical, piping and electrical layouts, and operating maintenance, training, start-up and emergency procedures during the design of contemporary processes or the automation of outdated manufacturing processes. These services are essential to creating an efficient operating facility.

     Our engineers designed control systems for major assembly lines for a large automotive manufacturing facility. One system, the passenger Paint Line Monitoring System, monitors equipment alarms signaling problems on the assembling line. This system tracks 51 separate processors throughout multiple networks for a total of approximately 12,000 data points.

     Another system that we were responsible for was the RF Automatic Vehicle Identification system which tracks vehicle/carrier movement throughout the painting assembly line by reading RF tags affixed to the carrier. RF tags store vehicle information including make, model and color, which is transmitted to the processing equipment systems to ensure that the proper operations are performed automatically on each vehicle, such as paint color and trim detail. This information is then automatically transmitted to the historical database on the paint shop server.

     Fire Protection Engineering Services. We provide fire protection engineering services in connection with both new construction and the renovation or modification of existing facilities to assist clients in defining and providing an acceptable level of fire safety in a cost-effective manner.

     One of our recent fire protection services projects entailed detailed engineering and design to upgrade and expand the fire protection and life safety systems for a large building complex at a University of California campus in Northern California. The primary systems included advanced fire sprinkler and fire alarm facilities. We also provided engineering field support and construction management services for the installation of these systems.

     Electrical Engineering Services. These services include the design of electrical power systems for buildings, manufacturing plants and miscellaneous facilities; design of lighting systems; and selection of other equipment that delivers or uses electrical power. We are currently engaged in the design of peak power usage generating stations (peaker projects). These stations augment the power grid in times of high energy usage and have the benefit of being relatively small-scale, efficient to construct and suitable in more densely improved areas. We are also providing cogeneration and backup emergency power supply designs for university campuses and multiple building commercial facilities.

     For example, our electrical and mechanical engineers have been working very closely with a major energy provider to design and build power generation plants, called "peaker projects," in multiple states to provide power during periods of peak demand. Our scope of services includes providing engineering, design and field support services including site selection, surveying, licensing, permitting and coordinating high voltage electrical connections to the local utilities. Our engineers are also responsible for equipment specification and procurement, emissions control, layout drawings and piping drawings for water, wastewater and natural gas lines.

     Mechanical Engineering Services. These services are required to design energy systems, HVAC systems, plumbing systems, water distribution systems and fire protection systems for facilities and buildings. We are currently providing mechanical engineering and construction management services for a major aerospace company. The project involves a large satellite testing facility encompassing multiple buildings for which we are designing mechanical systems and facilities, including, new boiler, chilled water, compressed air and HVAC systems as well as large, proprietary space system equipment. Design and construction are ongoing and we have a full staff of construction management personnel on-site to oversee the installation and start-up of these new mechanical systems.

     Chemical/Process Engineering Services. Our chemical/process engineers design systems for a variety of manufacturing and industrial facilities and processes. These services are necessary for the design of chemical/processing operations in businesses like food and beverage, pharmaceutical, chemical and petroleum.

     As an example, we designed a specialty chemical processing and drying facility. Our scope of work entailed conceptual design, project planning, permitting and detailed design for this facility. Our engineers designed a new facility which improved the existing facilities by increasing the processing and drying speeds and reducing the operational costs.

BUSINESS DEVELOPMENT AND MARKETING

     Our business development and marketing activities consist of identifying target markets, developing strategies for pursuing these targets and supporting marketing activities company-wide by coordinating corporate promotional and professional activities. We use a client service value-added approach to our business development and marketing efforts by employing a variety of techniques to obtain contracts with new clients, repeat business with existing clients, and maintain a positive reputation.

     Additionally, our business development and marketing efforts assist our management and clients in assuring quality performance and client satisfaction. To accomplish this, we provide our clients with referrals for project partners and financing sources, assist with legislative matters and monitor in-house performance. Finally, we identify new projects and clients in each of the markets in which we are active. This is achieved through the use of many resources including: geographic information systems and aerial maps, project and contact databases, the Internet and lead tracking publications. We pursue the companies, agencies, projects and markets that we believe have financial strength, long-term growth potential and established reputations.

     Our growing list of services provides us with the opportunity to cross-market and sell additional services to our clients. We intend to leverage our broad service capabilities and continue to take advantage of our ability to increase our revenue by cross-selling services to existing clients and to build new client relationships.

     One of the keys to being successful in cross-marketing our services is to ensure that all of our managers understand the complete capabilities of our company, including our full range of services and the geographic locations and industries in which we offer and provide our services. We give formal presentations to our staff to educate them on our full capabilities and to encourage them to identify cross-marketing opportunities. In addition, we are in the process of implementing a more formal cross-marketing program. We are producing "Cross-Marketing Notebooks" which highlight all the pertinent information on each division company-wide. These will be given to all managers in each division as part of a formal presentation geared to facilitate easy "lead sharing" between divisions and to maximize the effectiveness of our cross-marketing efforts.

     Our business development staff has been trained to identify and pursue these types of opportunities. They report all such opportunities to the corporate office where a spreadsheet report is used to track all proposals and contracts. This cross-marketing approach has resulted in several new contracts for our various divisions. For example, our ESI division (industrial/energy) was awarded a contract for engineering services for multiple power plants. Through our cross-marketing efforts, we were able to expand the contracts to include planning, civil engineering and surveying and mapping services for the benefit of both the client and us. Likewise, one of our business development managers in Southern California provided a lead to our Thompson-Hysell division in Central California which resulted in a contract for that office to provide planning and civil engineering services for a large golf course and residential community.

     One of our most effective methods of developing client relationships and winning new contracts has been our Executive Land Search Program. We have developed "map rooms" containing computerized geographic information systems maps, aerial maps and city and county maps. We use these maps along with corresponding data spreadsheets to identify and track a multitude of existing and potential projects. We meet with existing and prospective clients and refer available projects to them. For example, upon referring a large undeveloped parcel of land in Southern California to a land development company that was not an existing client, we were awarded multiple contracts to provide planning, civil engineering and mapping and surveying services. As the project progressed, we received multiple additional contracts from home builders who bought parcels of land from our client. By March 15, 2001, we had received over $2,600,000 in contract authorizations on this project.

CLIENTS

     Our primary private sector clients consist of real estate developers, builders, communications providers, major manufacturers and energy providers. Our public sector clients include water and school districts, metropolitan planning organizations, transportation authorities and local, state and federal agencies.

                 REAL ESTATE                            PUBLIC WORKS/INFRASTRUCTURE
                 -----------                            ---------------------------
Centex Homes                                   City of Rancho Mirage
Del Webb                                       Coachella Valley Water District
Pulte Home Corporation                         Central Utah Water Conservation District
ProLogis                                       Orange County Transportation Authority
Shea Homes                                     Colorado Department of Transportation
The Irvine Company                             Arizona Department of Transportation
Thomas & Mack Development Company              Metropolitan Water District of Southern
                                               California

INDUSTRIAL/ENERGY                              COMMUNICATIONS
---------------------------------------------  ---------------------------------------------
California Energy Commission                   Mountain Union Telecom
Clorox Products Company                        Sprint PCS
Enron Energy Services                          Velocitel, Inc.
Ernest & Julio Gallo                           Whalen & Company
Kellogg U.S.A. Inc.                            ATI
PG&E National Energy Group                     Delta Group
New United Motors Manufacturing, Inc.          Scientech, Inc.
  (NUMMI -- GM & Toyota)

     No individual client accounted for more than 10% of our net revenue in 1998, 1999 and 2000.

BACKLOG

     At December 31, 2000, our gross revenue backlog was approximately $29 million as compared to $22 million at December 31, 1999. Our backlog represents an estimate of the remaining future gross revenues from existing signed contracts, and contracts which have been awarded with a defined scope of work and contract value and on which we have begun work with oral client approval. We do not believe that backlog is indicative of the amount of future revenues that we may achieve because of the short-term nature of the contracts under which we generally provide our services compared to the long-term nature of the projects.

COMPETITION

     The market for our services is highly competitive. We compete with a variety of firms ranging from small, local firms to national firms. We perform engineering and consulting services for a broad spectrum of markets including energy, residential, commercial, recreational, public works, communications and industrial, process and manufacturing. We believe that our competitive advantages include our multiple industries and services, reputation, organizational structure and business strategy. We believe that the principal factors in the engineering and consulting services selection criteria include:

     -  quality of service;

     -  relevant experience;

     -  staffing capabilities;

     -  reputation;

     -  geographic presence;

     -  stability; and

     -  price.

EMPLOYEES

     We have approximately 650 employees, of which over 525 are technicians and technical professionals. Believing that our success depends significantly upon attracting and retaining talented, innovative and experienced professionals, we are comprised of highly skilled personnel with significant industry experience and strong client relationships. We employ licensed civil engineers, mechanical engineers, electrical engineers, land surveyors, landscape architects, certified planners, information technology specialists, geodesists and doctoral archaeologists.

     Our field survey employees in our Southern California offices are covered by a Master Labor Agreement between the International Union of Operating Engineers Local Union No. 12 and the Southern California Association of Civil Engineers and Land Surveyors. The agreement applies to civil engineering and land surveying work, including global positioning system surveys, and covers our employees in Imperial, Inyo, Kern, Los Angeles, Mono, Orange, Riverside, San Bernardino, San Diego, San Luis Obispo, Santa Barbara and Ventura counties. Our field survey employees in our Northern California offices are covered by a Master Agreement between the Bay Counties Civil and Land Surveyors Association and Operating Engineers Local Union No. 3. Our other employees are not represented by any labor union and we have never experienced a work stoppage from union actions. We believe that our relationship with our employees is good.

                                  RISK FACTORS

     The following discussion summarizes material risks which you should carefully consider before you decide to invest in our common stock or to maintain or increase your investment. Any of the following risks, if they actually occur, would likely harm our business. The trading price of our common stock could then decline, and you may lose all or part of the money you paid to buy our common stock.

                        RISKS RELATED TO OUR INDUSTRIES

OUR BUSINESS COULD SUFFER IF THERE IS A DOWNTURN IN THE REAL ESTATE MARKET

     We estimate that during 2000, 80% of our services were rendered in connection with commercial and residential real estate development projects. Reduced demand in the real estate market would likely decrease the demand for our services. A decrease in the demand for our services could result in cash flow difficulties and operating losses for our company.

     The real estate market and, therefore, our business, may be impacted by a number of factors, which may include:

     - changes in employment levels and other national and local economic conditions;

     - changes in interest rates and in the availability, cost and terms of financing;

     - the impact of present or future environmental, zoning or other laws and regulations;

     - changes in real estate tax rates and assessments and other operating expenses;

     -  changes in levels of government spending and fiscal policies; and

     - earthquakes and other natural or manmade disasters and other factors which are beyond our control.

WE MAY HAVE DIFFICULTY IN ATTRACTING AND RETAINING QUALIFIED PROFESSIONALS, WHICH MAY HARM OUR REPUTATION IN THE MARKETPLACE AND RESTRICT OUR ABILITY TO IMPLEMENT OUR BUSINESS STRATEGY

     We derive our revenues almost exclusively from services performed by our professionals. We may not be able to attract and retain the desired number of professionals over the short- or long-term. There is significant competition for professionals with the skills necessary for the provision of our services from major and boutique consulting, engineering, research and other professional service firms. Our inability to attract and retain qualified professionals could impede our ability to secure and complete engagements which would reduce our revenues and could also limit our ability to expand our service offerings in the future.

IF OUR EMPLOYEES LEAVE OUR COMPANY AND JOIN A COMPETITOR, WE MAY LOSE BUSINESS

     Our employees might leave our company and become competitors of ours. If this happens, we may lose some of our existing clients that have formed relationships with our former employees. In addition, we may lose future clients to a former employee as a new competitor. In either event, we would lose clients and revenues.

                         RISKS RELATED TO OUR BUSINESS

OUR REVENUE, INCOME AND CASH FLOW COULD DECLINE IF THERE IS A DOWNTURN IN THE CALIFORNIA ECONOMY OR REAL ESTATE MARKET

     We estimate that during 2000, 86% of our net revenue was derived from services rendered in California. Poor economic conditions in California may significantly reduce the demand for our services and decrease our revenues and profits. From 1991 to 1996, our business was negatively impacted during the real estate market downturn in Southern California, and we experienced cash flow difficulties and substantial operating losses.

IF WE ARE UNABLE TO EFFECTIVELY MANAGE OUR GROWTH, WE COULD INCUR UNFORESEEN COSTS OR DELAYS AND OUR REPUTATION AND RELIABILITY IN THE MARKETPLACE COULD BE DAMAGED

     We have grown rapidly and intend to pursue further growth, through acquisitions and otherwise, as part of our business strategy but we may not be able to manage our growth effectively and efficiently. Our inability to manage our growth effectively and efficiently could cause us to incur unforeseen costs, time delays or otherwise adversely impact our business. Our rapid growth has presented and will continue to present numerous administrative and operational challenges, including the management of an expanding array of engineering and consulting services, the assimilation of financial reporting systems, increased pressure on our senior management and increased demand on our systems and internal controls.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FINANCING, WE MAY NOT BE ABLE TO FULLY IMPLEMENT OUR ACQUISITION STRATEGY

     We may need to raise additional equity or debt financing in the future to implement our acquisition strategy (which may include an increase in the number and/or size of acquisitions). If we are unable to raise additional equity or debt financing, we may not be able to fully implement our acquisition strategy.

IF WE ARE UNABLE TO SUCCESSFULLY IMPLEMENT OUR ACQUISITION STRATEGY, CURRENT EXPECTATIONS OF OUR GROWTH OR OPERATING RESULTS MAY NOT BE MET

     Our growth strategy includes the strategic acquisition of companies that expand our service offerings and geographic presence, including acquisitions that may be larger than our historic acquisitions. If we are unsuccessful in implementing our acquisition strategy, we could fail to achieve the revenue and profitability growth that we currently expect. We may not be successful in implementing our acquisition strategy for a number of reasons, including the following:

     - As the engineering industry consolidates, suitable acquisition candidates are expected to become more difficult to locate and may only be available at an increased price or under terms that are less favorable than are presently available;

     - We may not be able to locate suitable financing to consummate an acquisition;

     - We may not be successful in integrating an acquired company's professionals, clientele and culture into ours;

     - We may not be successful in generating the same level of operating performance as an acquired company experienced prior to the acquisition;

     - As we expand our service offerings and geographic presence, we may not be able to maintain the current level of quality of services;

     - We may not be able to maintain our reputation in an acquired entity's geographic area or service offerings and as a consequence, our ability to attract and retain clients in those or other areas may be negatively impacted;

     - An acquired company may be less profitable than us resulting in reduced profit margins; and

     - The acquisition and subsequent integration of an acquired company may require a significant amount of management's time diverting their attention from our existing operations and clients, which could result in the loss of key employees or clients.

WE COULD LOSE MONEY IF WE FAIL TO ACCURATELY ESTIMATE OUR COSTS ON FIXED-PRICE CONTRACTS OR CONTRACTS WITH NOT-TO-EXCEED PROVISIONS

     In 2000, approximately 40%, 41% and 19% of our net revenue was derived from fixed-price, time-and-materials with not-to-exceed provisions and time-and-materials contracts, respectively.

     We expect to perform services under contracts that may limit our profitability. Under fixed-price contracts we perform services at a stipulated price. Under time-and-materials contracts with not-to-exceed provisions, we are reimbursed for the number of labor hours expended at an established hourly rate plus the cost of materials incurred, however, there is a stated maximum dollar amount for the services to be provided under the contract. In both of these types of contracts, we agree to provide our services based on our estimate of the costs a particular project will involve. Our estimates are not always accurate. Underestimation of costs for these types of contracts may cause us to incur losses or result in a project not being as profitable as we expected. We may fail to estimate costs accurately for a number of reasons, including:

     -  problems with new technologies;

     -  delays beyond our control; and

     - changes in the costs of goods and services that may occur during the contract period.

THE LOSS OF MR. KEITH COULD ADVERSELY AFFECT OUR BUSINESS, INCLUDING OUR ABILITY TO SECURE AND COMPLETE ENGAGEMENTS AND ATTRACT AND RETAIN EMPLOYEES

     We do not have an employment agreement with, or maintain key man life insurance on Aram H. Keith, our chief executive officer. If we lose the services of Mr. Keith, we may be less likely to secure or complete contracts and to attract and retain additional employees. The efforts, abilities, business generation capabilities and name recognition of Mr. Keith are important to our success in those activities.

OUR SERVICES MAY EXPOSE US TO PROFESSIONAL LIABILITY IN EXCESS OF OUR CURRENT INSURANCE COVERAGE

     We are exposed to potential liabilities to clients for errors or omissions in the services we perform. Such liabilities could exceed our current insurance coverage and the fees we derive from those services. We cannot always predict the magnitude of these potential liabilities but due to the large size of the projects on which we typically provide services, claims could be millions of dollars. A partially or completely uninsured claim, if successful and of significant magnitude, could result in substantial losses.

     We currently maintain general liability insurance, umbrella and professional liability insurance. Claims may be made against us which exceed the limits of these policies, in which case we would be liable to pay these claims from our assets. These policies are "claims made" policies and only claims made during the term of the policy are covered. If we terminate our policies and do not obtain retroactive coverage, we would be uninsured for claims made after termination even if these claims are based on events or acts that occurred during the term of the policy. Our insurance policies typically have various exceptions to the claims covered and also require us to assume some costs of the claim even though a portion of the claim may be covered, resulting in potential liability to us. Further, our expansion into new services or geographic areas could result in our failure to obtain coverage for these services or areas, or the coverage being offered at a higher cost than our current coverage.

IF WE ARE UNABLE TO ENGAGE QUALIFIED SUBCONTRACTORS, WE MAY LOSE PROJECTS, REVENUES AND CLIENTS

     We often contract with outside companies to perform designated portions of the services we perform for our clients. If we are unable to engage subcontractors, our ability to perform under some of our contracts may be impeded and the quality of our service may decline. As a consequence, we may lose projects, revenues and clients. In 2000, subcontractor costs accounted for approximately 8% of our net revenue.

                    RISKS RELATED TO OWNERSHIP OF OUR STOCK

OUR STOCK PRICE MAY DECREASE, WHICH COULD RESULT IN SIGNIFICANT LOSSES FOR INVESTORS OR ADVERSELY AFFECT OUR BUSINESS

     For a majority of the time since our initial public offering in July 1999, our common stock has traded at a market price significantly less than the current market price.

     The following factors could cause the market price of our common stock to decrease, perhaps substantially:

     -  the failure of our quarterly operating results to meet expectations;

     - adverse developments in the financial markets, the real estate market, the engineering and consulting services market and the worldwide economy;

     -  interest rates;

     -  our failure to meet securities analysts' expectations;

     -  changes in accounting principles;

     -  sales of common stock by existing shareholders or holders of options;

     -  announcements of key developments by our competitors; and

     - the reaction of markets and securities analysts to announcements and developments involving our company.

     In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may in the future, be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources.

INSIDERS HAVE SUBSTANTIAL CONTROL OVER US, WHICH COULD LIMIT YOUR ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS

     Our executive officers, directors and one other significant shareholder, in the aggregate, hold approximately 46% of our outstanding common stock. These shareholders, if they act together, can have significant influence over most matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions.

IF WE NEED TO SELL OR ISSUE ADDITIONAL SHARES OF COMMON STOCK AND/OR INCUR ADDITIONAL DEBT TO FINANCE FUTURE ACQUISITIONS, YOUR STOCK OWNERSHIP COULD BE DILUTED

     Our business strategy is to expand into new markets and enhance our position in existing markets through the acquisition of complementary businesses. In order to successfully complete targeted acquisitions or to fund our other activities, we may issue additional equity securities that could dilute your stock ownership. We may also incur additional debt and amortize expenses related to goodwill and other tangible assets if we acquire another company, and this could negatively impact our results of operations.

OUR BOARD OF DIRECTORS HAS THE ABILITY TO DISCOURAGE TAKEOVER ATTEMPTS, WHICH MAY REDUCE OR ELIMINATE YOUR ABILITY TO SELL YOUR SHARES FOR A PREMIUM IN A CHANGE OF CONTROL TRANSACTION

     Our amended and restated articles of incorporation provide us with the ability to issue "blank check" preferred stock without consulting our shareholders. As a result, our board of directors may frustrate a takeover attempt by issuing shares to a friendly shareholder or acquiror, implementing a "poison pill" or otherwise due to features of newly issued preferred stock.

SHARES OF OUR COMMON STOCK ELIGIBLE FOR PUBLIC SALE COULD CAUSE THE MARKET PRICE OF OUR STOCK TO DROP, EVEN IF OUR BUSINESS IS DOING WELL

     We have outstanding 5,369,997 shares of common stock. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price for our common stock. Certain shareholders hold large amounts of shares which they are able to sell in the public market. Although some of the shares held by these shareholders are subject to restrictions on resale under Rule 144 of the Securities Act of 1933, as amended, or the Securities Act, or because they are subject to lock-up agreements, as these restrictions end, significant resales of these shares could cause the market price of our common stock to decline regardless of the performance of our business. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains certain forward-looking statements, including among others:

     - anticipated growth in the real estate development, public works/infrastructure and communications industry and the industrial/energy industry;

     -  anticipated growth and economic expansion in the Western United States;

     -  our business strategy for expanding our presence in these industries;

     -  anticipated trends in our financial condition and results of operations;

     -  anticipated growth in the pace and size of our acquisitions;

     - anticipated impact of future acquisitions on the condition of our business by industry and geographic location;

     -  the long-term nature of our projects;

     -  our ability to attract and retain employees;

     -  our business strategy for integrating businesses that we acquire; and

     - our ability to distinguish ourselves from our current and future competitors.

     You can identify forward-looking statements generally by the use of forward-looking terminology such as "believes," "expects," "may," "will," "intends," "plans," "should," "could," "seeks," "pro forma," "anticipates," "estimates," "continues," or other variations thereof, including their use in the negative, or by discussions of strategies, opportunities, plans or intentions. You may find these forward-looking statements under the captions "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business," as well as under other captions elsewhere in this Annual Report on Form 10-K. A number of factors could cause results to differ materially from those anticipated by such forward-looking statements, including those discussed under "Risk Factors" and "Business." These forward-looking statements necessarily depend upon assumptions and estimates that may prove to be incorrect. Although we believe that the assumptions and estimates reflected in the forward-looking statements contained in this Annual Report on Form 10-K are reasonable, we cannot guarantee that we will achieve our plans, intentions or expectations. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ in significant ways from any future results expressed or implied by the forward-looking statements.

ITEM 2. PROPERTIES

     We occupy offices and facilities in various locations in California, Nevada, Utah, Arizona, Colorado and Wyoming. Our corporate headquarters are located in Costa Mesa, California and consist of approximately 60,000 square feet of space. Our corporate headquarters lease, which consists of separate leases for the two floors that we occupy, extends until October 2003. We also maintain offices in the California cities of Walnut Creek, Moreno Valley, Modesto, Palm Desert, Encino, Carlsbad and Thousand Oaks. Outside of California, we have offices in each of the following locations: Las Vegas, Nevada; Salt Lake City, Utah; Phoenix, Arizona; Denver, Colorado; and Cheyenne, Wyoming. We believe that our existing office space is adequate to meet our current and foreseeable future requirements.

ITEM 3. LEGAL PROCEEDINGS

     In March 2000, Clayton Engineering filed a claim against The Irvine Company alleging that The Irvine Company failed to pay Clayton Engineering for the removal of 30,000 cubic yards of dirt in the Peters Wash located in Irvine, California. JMTA had provided engineering design services for The Irvine Company in connection with this project. JMTA was a wholly-owned subsidiary of ours at the time the claim by Clayton was filed. In January 2001, The Irvine Company filed a claim against JMTA for indemnity. Clayton Engineering is demanding damages in the sum of $2 million against The Irvine Company for construction services rendered and $10 million as a result of consequential loss of business opportunity. Clayton Engineering has made the allegation that plans prepared by JMTA were inaccurate as to the elevation of the bottom of the Peters Wash. The Irvine Company has not stated that JMTA violated the standard of care, but has filed an equitable indemnity cross-complaint against JMTA. No demand for settlement has been made against JMTA. In December 2000, JMTA was merged into us. We believe that the claim made against us is without merit and intend to defend ourselves vigorously in this action.

     We are also involved in other non-material legal proceedings, claims and litigation arising in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has been traded on the Nasdaq National Market since July 13, 1999 under the symbol "TKCI." Prior to July 13, 1999, there was no public market for our common stock. The following table sets forth for each calendar quarter indicated the low and high closing sale prices per share of our common stock as reported on the Nasdaq National Market.

                                                               LOW      HIGH
                                                              -----    ------
YEAR ENDED DECEMBER 31, 1999
  Third Quarter (beginning July 13).........................  $5.25    $ 9.00
  Fourth Quarter............................................   3.75      6.44

YEAR ENDED DECEMBER 31, 2000
  First Quarter.............................................  $3.88    $ 5.56
  Second Quarter............................................   3.19      4.88
  Third Quarter.............................................   3.94      5.63
  Fourth Quarter............................................   4.94      8.56

     At March 23, 2001, there were approximately 56 holders of record and 4,536 beneficial holders of our outstanding shares of common stock and the last reported sale price of our common stock on the Nasdaq National Market was $22.31 per share.

     We have not declared or paid any cash dividends on our capital stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, our credit agreement with our bank restricts the payment of dividends without the bank's consent.

     In connection with our acquisition of Crosby, Mead, Benton & Associates in October 2000, we are obligated to issue to the former shareholders of that company, $1,000,000 in unregistered shares of our common stock payable in two installments on October 13, 2001 and October 21, 2002, subject to adjustment. The issuance of these shares will be exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The former shareholders of Crosby, Mead, Benton & Associates were provided with full access to the kind of information that would be disclosed if we had registered these shares. Additionally, the former shareholders represented to us that they were acquiring the shares for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends will be affixed to the certificates representing these shares when issued.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data includes both consolidated and combined financial statement data for the periods presented. See Note 1 of the "Notes to Consolidated Financial Statements" for a description of which periods reflect consolidated or combined financial statements. All financial statement data is referred to as consolidated.

     The historical statements of income data for the years ended December 31, 1998, 1999 and 2000, and the historical balance sheet data as of December 31, 1999 and 2000, have been derived from our historical consolidated financial statements audited by KPMG LLP, independent auditors, which consolidated financial statements and independent auditors' report are included elsewhere in this Annual Report on Form 10-K. The historical statements of income data for the years ended December 31, 1996 and 1997, and the historical balance sheet data as of December 31, 1996, 1997 and 1998, have been derived from our audited historical consolidated financial statements which are not included in this Annual Report on Form 10-K.

     The pro forma statements of income data for the years ended December 31, 1996, 1997 and 1998 are unaudited and reflect pro forma adjustments for provisions for federal and state income taxes at an assumed annual effective income tax rate of approximately 42%. The pro forma statements of income data for the years ended December 31, 1999 and 2000, represents historical amounts at the actual annual effective income tax rates of 42.1% and 40.4%, respectively, and are shown for comparative purposes only.

     The following information should be read in conjunction with our consolidated financial statements and the related notes and our "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are included elsewhere in this Annual Report on Form 10-K.

                                                                                YEARS ENDED DECEMBER 31,
                                                             --------------------------------------------------------------
                                                                1996         1997         1998         1999         2000
                                                             ----------   ----------   ----------   ----------   ----------
                                                                    (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
HISTORICAL STATEMENTS OF INCOME DATA(1)
    Gross revenue..........................................  $   14,344   $   22,585   $   34,021   $   43,084   $   57,835
                                                             ----------   ----------   ----------   ----------   ----------
        Net revenue........................................      12,966       18,592       29,182       39,636       53,381
    Costs of revenue.......................................       9,229       11,871       19,287       26,987       34,362
                                                             ----------   ----------   ----------   ----------   ----------
        Gross profit.......................................       3,737        6,721        9,895       12,649       19,019
    Selling, general and administrative expenses...........       4,960        4,485        5,858        8,343       10,834
                                                             ----------   ----------   ----------   ----------   ----------
        Income (loss) from operations......................      (1,223)       2,236        4,037        4,306        8,185
    Interest expense.......................................         720          852          967          807          341
    Other expenses (income), net...........................           5           83           66           16          (75)
                                                             ----------   ----------   ----------   ----------   ----------
        Income (loss) before provision (benefit) for income
          taxes and extraordinary gain.....................      (1,948)       1,301        3,004        3,483        7,919
    Provision (benefit) for income taxes(1)................           3       (1,397)       1,350        1,466        3,199
                                                             ----------   ----------   ----------   ----------   ----------
        Income (loss) before extraordinary gain............      (1,951)       2,698        1,654        2,017        4,720
    Extraordinary gain on forgiveness of liability, net of
      income taxes(2)......................................       2,686           --           --           --           --
                                                             ----------   ----------   ----------   ----------   ----------
        Net income.........................................         735        2,698        1,654        2,017        4,720
    Reversal (accretion) of redeemable securities to
      redemption value, net................................          --           --         (230)         230           --
                                                             ----------   ----------   ----------   ----------   ----------
        Net income available to common shareholders........  $      735   $    2,698   $    1,424   $    2,247   $    4,720
                                                             ==========   ==========   ==========   ==========   ==========
    Earnings per share -- diluted..........................  $     0.25   $     0.87   $     0.39   $     0.50   $     0.89
                                                             ==========   ==========   ==========   ==========   ==========
    Weighted average shares outstanding -- diluted.........   2,962,963    3,104,588    3,635,474    4,515,033    5,299,679
                                                             ==========   ==========   ==========   ==========   ==========
    EBITDA(3)..............................................  $     (934)  $    2,521   $    4,562   $    5,314   $    9,787
                                                             ==========   ==========   ==========   ==========   ==========
PRO FORMA STATEMENTS OF INCOME DATA:
    Historical income (loss) before provision (benefit) for
      income taxes and extraordinary gain..................  $   (1,948)  $    1,301   $    3,004   $    3,483   $    7,919
    Pro forma provision (benefit) for income taxes.........        (818)         546        1,262        1,466        3,199
                                                             ----------   ----------   ----------   ----------   ----------
        Pro forma income (loss) before extraordinary
          gain.............................................      (1,130)         755        1,742        2,017        4,720
    Extraordinary gain on forgiveness of liability, net of
      income taxes.........................................       1,558           --           --           --           --
                                                             ----------   ----------   ----------   ----------   ----------
        Pro forma net income...............................         428          755        1,742        2,017        4,720
    Reversal (accretion) of redeemable securities to
      redemption value, net................................          --           --         (230)         230           --
                                                             ----------   ----------   ----------   ----------   ----------
        Pro forma net income available to common
          shareholders.....................................  $      428   $      755   $    1,512   $    2,247   $    4,720
                                                             ==========   ==========   ==========   ==========   ==========
    Pro forma earnings per share data-diluted..............  $     0.14   $     0.24   $     0.42   $     0.50   $     0.89
                                                             ==========   ==========   ==========   ==========   ==========
    Weighted average number of shares
      outstanding-diluted..................................   2,962,963    3,104,588    3,635,474    4,515,033    5,299,679
                                                             ==========   ==========   ==========   ==========   ==========

                                                                                   AS OF DECEMBER 31,
                                                             --------------------------------------------------------------
                                                                1996         1997         1998         1999         2000
                                                             ----------   ----------   ----------   ----------   ----------
                                                                                     (IN THOUSANDS)
BALANCE SHEET DATA:
    Working capital (deficit)..............................  $   (3,548)  $    2,016   $    5,180   $    7,213   $    7,343
    Total assets...........................................       4,677       11,733       14,530       23,661       33,312
    Total debt.............................................       6,597        8,087        9,667        4,835        5,745
    Total shareholders' equity (deficit)...................      (5,227)      (1,725)        (301)      12,836       18,239

-------------------------
(1) Prior to August 1, 1998, Keith Engineering, which is included in TKCI's consolidated financial statements, elected to be taxed as an S corporation.

(2) In 1994, we accrued $2.0 million relating to excessive lease space in one of our facilities. In 1996, amounts owed under the lease through December 31, 1995 were forgiven, resulting in an extraordinary gain on the forgiveness of the liability and accrued but unpaid rent of $2.7 million, net of income taxes.

(3) EBITDA refers to income (loss) before provision (benefit) for income taxes and extraordinary gain plus interest expense and depreciation and amortization expense less interest income. Because all companies do not calculate EBITDA or similarly titled financial measures in the same manner, other companies' disclosures of EBITDA may not be comparable with EBITDA as used here. EBITDA should not be considered as an alternative to net income or loss (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America. EBITDA is intended to provide additional information for evaluating the ability of an entity to meet its financial conditions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements of TKCI and its subsidiaries and the related notes and the other financial information included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of any number of factors, including those set forth under "Risk Factors" and under other captions contained elsewhere in this Annual Report on Form 10-K.

OVERVIEW

     We derive most of our revenue from professional service activities. The majority of these activities are billed under various types of contracts with our clients, including fixed price and time-and-materials contracts. Most of our time-and-material contracts have not-to-exceed provisions. Revenue is recognized on the percentage of completion method of accounting based on the proportion of actual direct contract costs incurred to total estimated direct contract costs. We believe that costs incurred are the best available measure of progress towards completion on these contracts. In the course of providing services, we sometimes subcontract for various services. These costs are included in billings to clients and, in accordance with industry practice, are included in our gross revenue. Because subcontractor services can change significantly from project to project, changes in gross revenue may not be indicative of business trends. Accordingly, we also report net revenue, which is gross revenue less reimbursable subcontractor costs. Our revenue is generated from a large number of relatively small contracts.

     Costs of revenue include labor, non-reimbursable subcontractor costs, materials and various direct and indirect overhead costs including rent, utilities and depreciation. Direct labor employees work predominantly at our offices and at the clients' job sites. The number of direct labor employees assigned to a contract will vary according to the size, complexity, duration and demands of the project. Contract terminations, completions and scheduling delays may result in periods when direct labor employees are not fully utilized. As we continue to grow, we anticipate that we will continue to add professional and administrative staff to support our growth. These professionals are in great demand and are likely to remain a limited resource for the foreseeable future. The significant competition for employees with the skills we require creates wage pressures on professional compensation. We attempt to increase our billing rates to customers to compensate for wage increases, however, there can be a lag before wage increases can be incorporated into our existing contracts. Some expenses, primarily long-term leases, are fixed and cannot be adjusted in reaction to an economic downturn.

     Selling, general and administrative expenses consist primarily of corporate costs related to finance and accounting, information technology, business development and marketing, contract proposal, executive salaries, provisions for doubtful accounts, amortization of goodwill and other indirect overhead costs.

     On August 1, 1998, we were reorganized so that Keith Engineering, an entity under common control with TKCI, became a wholly-owned subsidiary of TKCI. In August 1998, we purchased John M. Tettemer & Associates, Ltd., or JMTA, which provides services relating to flood control and drainage engineering, environmental permitting, and biological surveys and studies. On July 15, 1999, we acquired substantially all of the assets and assumed substantially all of the liabilities of Thompson-Hysell, Inc., or Thompson-Hysell. Further, in July 1999, we completed an initial public offering of 1,500,000 shares of our common stock, resulting in net proceeds of approximately $11,015,000. In October 2000, we acquired Crosby, Mead, Benton & Associates which provides engineering and design services for master planned communities in Southern California. In January 2001, we acquired substantially all of the assets and assumed substantially all of the liabilities of Hook & Associates Engineering, Inc., an engineering and consulting services firm with offices located in Phoenix, Arizona, Denver, Colorado and Cheyenne, Wyoming, providing a full range of services to clients in an array of industries including real estate development, public works/infrastructure and communications.

RESULTS OF OPERATIONS

     The following table sets forth supplemental consolidated operating results for each of the periods presented as a percentage of net revenue.

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                              1998      1999      2000
                                                              -----     -----     -----
Gross revenue...............................................   117%      109%      108%
Subcontractor costs.........................................    17         9         8
                                                              ----      ----      ----
  Net revenue...............................................   100       100       100
Costs of revenue............................................    66        68        64
                                                              ----      ----      ----
  Gross profit..............................................    34        32        36
Selling, general and administrative expenses................    20        21        20
                                                              ----      ----      ----
  Income from operations....................................    14        11        16
Interest expense............................................     3         2         1
                                                              ----      ----      ----
  Income before provision for income taxes..................    11         9        15
Provision for income taxes..................................     5         4         6
                                                              ----      ----      ----
     Net income.............................................     6         5         9
Reversal (accretion) of redeemable securities to redemption
  value, net................................................    (1)        1        --
                                                              ----      ----      ----
  Net income available to common shareholders...............     5%        6%        9%
                                                              ====      ====      ====

  YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

     Revenue. Net revenue for 2000 was $53.4 million compared to $39.6 million for 1999, an increase of $13.7 million, or 35%. Net revenue growth for 2000 compared to 1999 resulted primarily from our acquisitions of Thompson-Hysell in July 1999 and Crosby, Mead, Benton & Associates in October 2000, which contributed $14.2 million to net revenue for 2000, compared to $6.3 million in 1999; growth in our surveying and mapping services, resulting primarily from the strong demand for housing in California and Nevada; and from growth in our industrial/energy segment, partially as a result of the need to design and construct backup and new power generation systems needed by individual power users and power providers. Subcontractor costs, as a percentage of net revenue, declined slightly to 8% for 2000 compared to 9% for 1999, resulting largely from a reduction in subcontractor services for several large contracts in our real estate development, public works/infrastructure and communications segment.

     Gross Profit. Gross profit for 2000 was $19.0 million compared to $12.6 million for 1999, an increase of $6.4 million, or 50%. As a percentage of net revenue, gross profit increased to 36% for 2000 compared to 32% for 1999. The increase in gross profit and gross profit percentage for 2000 compared to 1999, resulted primarily from higher net revenue and profit margins generated through our acquisition of Thompson-Hysell, improved profit margins in our industrial/energy segment, improved utilization of our professionals and an increased focus on contracts with higher profit margins. These gross profit increases were partially offset by an increase in the employer matching contribution of our 401(k) plan in 2000. In addition, gross profit margins in 1999 were negatively impacted by operating results on two large projects, resulting in a less favorable comparison with the 2000 gross profit margin which was not similarly impacted.

     Costs of revenue for 2000 was $34.4 million compared to $27.0 million for 1999, an increase of $7.4 million, or 27%. Costs of revenue increases resulted primarily from increased expenses associated with the growth in our total employee base from 473 in 1999 to 540 in 2000, an increase of 67, or 14%.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2000 were $10.8 million compared to $8.3 million for 1999, an increase of $2.5 million, or 30%. As a percentage of net revenue, selling, general and administrative expenses decreased to 20% for 2000 from 21% for 1999. The increases in selling, general and administrative expenses resulted primarily from our acquisitions of Thompson-Hysell in July 1999 and Crosby, Mead, Benton & Associates in October 2000, including the amortization of goodwill; employee recruiting costs; and a full year of other costs associated with operating as a public company. The percentage decrease was due principally to economies of scale associated with our acquisitions, which has resulted in lower administrative costs in comparison to revenue generated.

     Interest Expense. Interest expense for 2000 was $341,000 compared to $807,000 for 1999, a decrease of $466,000, or 58%. As a percentage of net revenue, interest expense was 1% for 2000 compared to 2% for 1999. The percentage decrease resulted largely from the repayment of our previous line of credit and various related party notes payable with a portion of our net proceeds from our initial public offering in July 1999 and the repayment of certain capital leases in 2000.

     Income Taxes. The provision for income taxes for 2000 was $3.2 million compared to $1.5 million in 1999, an increase of $1.7 million, or 118%. This increase in income tax expense was due primarily to a higher taxable income base, mitigated by a lower effective income tax rate. Our effective income tax rate was approximately 40.4% for 2000 compared to 42.1% for 1999.

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

     Gross Profit. Gross profit for 1999 was $12.6 million compared to $9.9 million for 1998, an increase of $2.8 million, or 28%. Gross profit growth is attributable to both our internal revenue increases as well as the acquisitions of JMTA and Thompson-Hysell. As a percentage of net revenue, gross profit decreased slightly to 32% for 1999 compared to 34% for 1998. The decline in the gross profit percentage is attributable primarily to an increase in the estimated direct contract costs expected to be incurred on two large projects resulting in a reduction to the estimated percentage of completion on these contracts and consequently a $900,000 reduction in gross profit. Excluding this impact, gross profit as a percentage of net revenue was 34% for 1999. The gross profit percentage was further reduced by a decline in the profitability in the industrial, process and manufacturing operations of ESI and our increase in the employer matching contribution of our 401(k) plan in 1999, resulting from the continued need to attract and retain quality professionals.

     Costs of revenue for 1999 was $27.0 million compared to $19.3 million for 1998, an increase of $7.7 million, or 40%. Costs of revenue increases resulted primarily from growth in our total employee base from 356 in 1998 to 473 in 1999, an increase of 117, or 33%. Excluding our acquisition of Thompson-Hysell in July 1999, the number of total employees increased by 17, or 5%.

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

QUARTERLY RESULTS

     The following tables set forth unaudited selected quarterly consolidated financial data for each of our last two fiscal years ended December 31, 1999 and 2000. This data is also expressed as a percentage of net revenue for the respective quarters. This information has been derived from our unaudited consolidated financial statements, which, in the opinion of management, include all adjustments necessary for a fair presentation of the quarterly information. Consolidated results of operations for any one or more quarters are not necessarily indicative of results for an entire year or the results to be expected for any future period.

                                                                             QUARTERLY RESULTS
                                          ---------------------------------------------------------------------------------------
                                                                            THREE MONTHS ENDED
                                          ---------------------------------------------------------------------------------------
                                          MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                            1999       1999       1999        1999       2000       2000       2000        2000
                                          --------   --------   ---------   --------   --------   --------   ---------   --------
CONSOLIDATED STATEMENTS OF INCOME DATA:
Gross revenue...........................   $9,999     $9,471     $11,397    $12,217    $13,107    $13,567     $14,541    $16,620
                                           ------     ------     -------    -------    -------    -------     -------    -------
  Net revenue...........................    8,969      8,643      10,658     11,366     12,419     12,681      13,638     14,643
Costs of revenue........................    5,914      5,786       7,350      7,937      8,382      8,307       8,448      9,225
                                           ------     ------     -------    -------    -------    -------     -------    -------
  Gross profit..........................    3,055      2,857       3,308      3,429      4,037      4,374       5,190      5,418
Selling, general and administrative
  expenses..............................    1,896      1,797       2,211      2,439      2,650      2,486       2,756      2,942
                                           ------     ------     -------    -------    -------    -------     -------    -------
  Income from operations................    1,159      1,060       1,097        990      1,387      1,888       2,434      2,476
Interest expense........................      260        268         149        130        107         88          65         81
Other expenses (income), net............      (19)       (10)        132        (87)        10         22        (111)         4
                                           ------     ------     -------    -------    -------    -------     -------    -------
  Income before provision for income
    taxes...............................      918        802         816        947      1,270      1,778       2,480      2,391
Provision for income taxes..............      389        340         347        390        508        711         992        988
                                           ------     ------     -------    -------    -------    -------     -------    -------
  Net income............................      529        462         469        557        762      1,067       1,488      1,403
Reversal (accretion) of redeemable
  securities to redemption value, net...      (57)       (57)        344         --         --         --          --         --
                                           ------     ------     -------    -------    -------    -------     -------    -------
  Net income available to common
    shareholders........................   $  472     $  405     $   813    $   557    $   762    $ 1,067     $ 1,488    $ 1,403
                                           ======     ======     =======    =======    =======    =======     =======    =======

                                                                      AS A PERCENTAGE OF NET REVENUE
                                          ---------------------------------------------------------------------------------------
                                                                            THREE MONTHS ENDED
                                          ---------------------------------------------------------------------------------------
                                          MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                            1999       1999       1999        1999       2000       2000       2000        2000
                                          --------   --------   ---------   --------   --------   --------   ---------   --------
CONSOLIDATED STATEMENTS OF INCOME DATA:
Gross revenue...........................    111%       110%       107%        107%       106%       107%       107%        114%
                                            ----       ----       ----        ----       ----       ----       ----        ----
  Net revenue...........................     100        100        100         100        100        100        100         100
Costs of revenue........................      66         67         69          70         67         66         62          63
                                            ----       ----       ----        ----       ----       ----       ----        ----
  Gross profit..........................      34         33         31          30         33         34         38          37
Selling, general and administrative
  expenses..............................      21         21         21          21         21         20         20          20
                                            ----       ----       ----        ----       ----       ----       ----        ----
  Income from operations................      13         12         10           9         12         14         18          17
Interest expense........................       3          3          1           1          2         --          1           1
Other expenses (income), net............      --         --          1          --         --         --        (1)          --
                                            ----       ----       ----        ----       ----       ----       ----        ----
  Income before provision for income
    taxes...............................      10          9          8           8         10         14         18          16
Provision for income taxes..............       4          4          3           3          4          6          7           6
                                            ----       ----       ----        ----       ----       ----       ----        ----
  Net income............................       6          5          5           5          6          8         11          10
Reversal (accretion) of redeemable
  securities to redemption value, net...     (1)         --          3          --         --         --         --          --
                                            ----       ----       ----        ----       ----       ----       ----        ----
  Net income available to common
    shareholders........................      5%         5%         8%          5%         6%         8%        11%         10%
                                            ====       ====       ====        ====       ====       ====       ====        ====

     Our quarterly revenue and operating results fluctuate primarily as a result of:

     -  client engagements commenced and completed during a quarter;

     -  seasonality;

     -  the number of business days in a quarter;

     - the number of work days lost as a result of adverse weather conditions or delays caused by third parties;

     -  employee hiring, billing and utilization rates;

     -  the consummation of acquisitions;

     -  the length of the sales cycle on new business;

     -  the ability of clients to terminate engagements without penalty;

     -  our ability to efficiently shift our employees from project to project;

     -  the size and scope of assignments; and

     -  general economic conditions.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our working capital needs and capital expenditure requirements through a combination of internally generated funds, bank borrowings, leases and the sale of our common stock.

     Cash and cash equivalents as of December 31, 2000, were $1.0 million compared to $1.6 million as of December 31, 1999. Working capital as of December 31, 2000 was $7.3 million compared to $7.2 million as of December 31, 1999, an increase of $130,000, or 2%, resulting primarily from the growth in contracts and trade receivables and costs and estimated earnings in excess of billings, primarily due to our acquisition of Crosby, Mead, Benton & Associates and higher revenue levels. This was offset by an increase in the current portion of long-term debt and capital lease obligations as a note payable with a principal balance of $2.4 million as of December 31, 2000 was reclassified from long-term to short-term based on its maturity date. In addition, our line of credit was reclassified to current based on its September 2001 maturity date. The debt to equity ratio as of December 31, 2000 was 0.31 to 1 compared to 0.38 to 1 as of December 31, 1999. Net cash provided by operating activities decreased $462,000 or 13%, to $3.0 million in 2000 compared to $3.5 million in 1999. The decrease in net cash provided by operating activities was a result of an increase in contracts and trade receivables and costs and estimated earnings in excess of billings and the reduction of trade accounts payable and accrued liabilities, primarily due to the paydown of employee accrued vacation and sick time accumulated in prior years. These decreases were partially offset by higher income before the effects of depreciation and amortization. The 2000 cash generated from operating activities was used primarily to make principal payments on long-term and short-term debt and capital leases, to pay off certain capital leases, to fund capital expenditures, and to partially fund our acquisition of Crosby, Mead, Benton & Associates in October 2000. Capital expenditures for 2000 were $1.3 million compared to $1.2 million in 1999. The 2000 capital expenditures consisted primarily of computer equipment and upgrades to our information systems. We expect to maintain capital expenditures in fiscal 2001 at approximately the 2000 level, before consideration for future acquisitions, to support technology investments.

     In September 1999, we entered into a new line of credit agreement with a bank, which allows us to borrow up to an aggregate of $8.5 million. The line of credit consists of a working capital component with a maximum outstanding principal balance of $6.0 million, maturing on September 3, 2001, and an equipment component with a maximum outstanding principal balance of $3.5 million, which matured on September 3, 2000. On September 3, 2000 and November 3, 2000, the line of credit was amended to extend the maturity of the equipment component to January 3, 2001. The equipment component ultimately matured on January 3, 2001 and we elected not to amend or extend this component. We plan on reestablishing the equipment component when we renew the working capital component as a result of negotiations with the bank in 2001. The working capital component bears interest at either the prime rate or at approximately 1 3/4% above LIBOR and the equipment component bore interest at either the prime rate or at approximately 2% above LIBOR. At December 31, 2000, the outstanding borrowings under the working capital component of the line of credit was $2.0 million bearing interest at 9.5%. The borrowings on the line of credit agreement were used primarily to fund our acquisition of Crosby, Mead, Benton & Associates and for other working capital needs.

     Net proceeds of $11,015,000 from our initial public offering in July 1999 were used primarily to repay related party notes payable and accrued interest, to repay notes payable, to repay our previous bank line of credit and to acquire Thompson-Hysell.

     In 2001, our primary expected sources of liquidity are existing cash balances, cash generated by operations and availability under our credit facility. Our primary cash requirements are expected to include capital expenditures estimated to be approximately $1.5 million and scheduled reductions of principal on outstanding indebtedness of approximately $5.4 million. Assuming our credit facility is renewed at maturity in

September 2001, or we are able to arrange for a replacement credit facility with a similar availability, we will have sufficient cash resources to fund our anticipated operations and planned capital expenditures and debt reductions for the next 12 months.

INFLATION

     Although our operations can be influenced by general economic trends, we do not believe that inflation had a significant impact on our results of operations for the periods presented. Due to the short-term nature of most of our contracts, if costs of revenue increase, we attempt to pass these increases to our clients.

IMPACT OF ISSUED BUT NOT YET ADOPTED ACCOUNTING PRINCIPLES

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS Nos. 137 and 138, describes the accounting for derivative instruments and hedging activities. SFAS No. 133, as amended, is effective for the first fiscal quarter of the first fiscal year beginning after June 15, 2000. We do not believe that the implementation of SFAS No. 133, as amended, will have an impact on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to interest rate changes primarily as a result of our line of credit and long-term debt, which are used to maintain liquidity and to fund capital expenditures and our expansion. Due to the relatively immaterial levels of our current borrowings, our earnings and cash flows are not materially impacted by changes in interest rates. Promissory notes delivered in connection with our acquisitions have generally been at fixed rates. Our bank line of credit is based on variable interest rates and is therefore affected by changes in market rates. We do not enter into derivative or interest rate transactions for speculative purposes.

     The table below presents the principal amounts of debt (excluding capital lease obligations of $634,000 and a note payable of $2,372,000), weighted average interest rates, fair values and other items required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes as of December 31, 2000. Dollars are expressed in thousands.

                                                                                        FAIR
                                        2001     2002     2003     2004     TOTAL     VALUE(1)
                                       ------    -----    -----    -----    ------    --------
Fixed rate debt(2)...................  $  551    $  90    $  57    $  16    $  714     $  714
Average interest rate................    8.47%    8.21%    8.22%    8.50%     8.41%      8.41%
Variable rate debt...................  $2,025       --       --       --    $2,025     $2,025
Average interest rate................    9.50%      --       --       --      9.50%      9.50%

-------------------------
(1) The fair value of fixed rate debt and variable rate debt was determined based on current rates offered for debt instruments with similar risks and maturities.

(2) Fixed rate debt excludes a note payable with a carrying amount of $2,372,000 due to the nature of this financing.

     As the table incorporates only those exposures that existed as of December 31, 2000, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented in the table has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on those exposures or positions that arise during the period and interest rates.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   29
Consolidated Balance Sheets as of December 31, 1999 and
  2000......................................................   30
Consolidated Statements of Income for the years ended
  December 31, 1998, 1999 and 2000..........................   31
Consolidated Statements of Shareholders' Equity (Deficit)
  for the years ended December 31, 1998, 1999 and 2000......   32
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1999 and 2000..........................   33
Notes to Consolidated Financial Statements..................   34

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
The Keith Companies, Inc.:

     We have audited the accompanying consolidated balance sheets of The Keith Companies, Inc. and subsidiaries (Note 1) as of December 31, 1999 and 2000, and the related consolidated statements of income, shareholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Keith Companies, Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                              KPMG LLP

Orange County, California
February 14, 2001, except as to the second paragraph of Note 17, which is as of March 22, 2001, and as to the fourth paragraph of Note 9, which is as of April 2, 2001

                   THE KEITH COMPANIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1999          2000
                                                              -----------   -----------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 1,569,000   $ 1,043,000
  Contracts and trade receivables, net of allowance for
     doubtful accounts of $612,000 and $1,166,000 at
     December 31, 1999 and 2000, respectively...............    7,176,000    12,089,000
  Other receivables.........................................       86,000       211,000
  Costs and estimated earnings in excess of billings........    5,037,000     6,334,000
  Prepaid expenses and other current assets.................      415,000       555,000
                                                              -----------   -----------
          Total current assets..............................   14,283,000    20,232,000
Equipment and leasehold improvements, net...................    4,536,000     4,713,000
Goodwill, net of accumulated amortization of $109,000 and
  $329,000 at December 31, 1999 and 2000, respectively......    4,678,000     8,128,000
Other assets................................................      164,000       239,000
                                                              -----------   -----------
          Total assets......................................  $23,661,000   $33,312,000
                                                              ===========   ===========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Line of credit............................................  $        --   $ 2,025,000
  Current portion of long-term debt and capital lease
     obligations............................................    1,292,000     3,359,000
  Trade accounts payable....................................    1,048,000     1,689,000
  Accrued employee compensation.............................    2,342,000     2,467,000
  Current portion of deferred tax liabilities...............    1,102,000     1,541,000
  Other accrued liabilities.................................      734,000       807,000
  Billings in excess of costs and estimated earnings........      552,000     1,001,000
                                                              -----------   -----------
          Total current liabilities.........................    7,070,000    12,889,000
Long-term debt, line of credit and capital lease
  obligations, less current portion.........................    3,543,000       361,000
Issuable common stock.......................................           --     1,000,000
Deferred tax liabilities....................................       64,000       719,000
Accrued rent................................................      148,000       104,000
                                                              -----------   -----------
          Total liabilities.................................   10,825,000    15,073,000
                                                              -----------   -----------
Shareholders' equity:
  Preferred stock, $0.001 par value. Authorized 5,000,000
     shares; no shares issued or outstanding................           --            --
  Common stock, $0.001 par value. Authorized 100,000,000
     shares in 1999 and 2000; issued and outstanding
     4,972,624 and 5,115,882 shares in 1999 and 2000,
     respectively...........................................        5,000         5,000
  Additional paid-in capital................................   11,770,000    12,453,000
  Retained earnings.........................................    1,061,000     5,781,000
                                                              -----------   -----------
          Total shareholders' equity........................   12,836,000    18,239,000
                                                              -----------   -----------
Commitments and contingencies (Notes 4, 7, 9, and 16)
          Total liabilities and shareholders' equity........  $23,661,000   $33,312,000
                                                              ===========   ===========

          See accompanying notes to consolidated financial statements.

                   THE KEITH COMPANIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF INCOME (NOTE 1)

                                                              YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1998           1999           2000
                                                      -----------    -----------    -----------
Gross revenue.......................................  $34,021,000    $43,084,000    $57,835,000
Subcontractor costs.................................    4,839,000      3,448,000      4,454,000
                                                      -----------    -----------    -----------
  Net revenue.......................................   29,182,000     39,636,000     53,381,000
Costs of revenue....................................   19,287,000     26,987,000     34,362,000
                                                      -----------    -----------    -----------
  Gross profit......................................    9,895,000     12,649,000     19,019,000
Selling, general and administrative expenses........    5,858,000      8,343,000     10,834,000
                                                      -----------    -----------    -----------
  Income from operations............................    4,037,000      4,306,000      8,185,000
Interest expense....................................      967,000        807,000        341,000
Other expenses (income), net........................       66,000         16,000        (75,000)
                                                      -----------    -----------    -----------
  Income before provision for income taxes..........    3,004,000      3,483,000      7,919,000
Provision for income taxes..........................    1,350,000      1,466,000      3,199,000
                                                      -----------    -----------    -----------
  Net income........................................    1,654,000      2,017,000      4,720,000
Reversal (accretion) of redeemable securities to
  redemption value, net.............................     (230,000)       230,000             --
                                                      -----------    -----------    -----------
  Net income available to common shareholders.......  $ 1,424,000    $ 2,247,000    $ 4,720,000
                                                      ===========    ===========    ===========
Earnings per share data:
  Basic.............................................  $      0.41    $      0.53    $      0.95
                                                      ===========    ===========    ===========
  Diluted...........................................  $      0.39    $      0.50    $      0.89
                                                      ===========    ===========    ===========
Weighted average number of shares outstanding:
  Basic.............................................    3,485,634      4,211,318      4,983,692
                                                      ===========    ===========    ===========
  Diluted...........................................    3,635,474      4,515,033      5,299,679
                                                      ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                   THE KEITH COMPANIES, INC. AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (NOTE 1)

                                                                         RETAINED
                                                         ADDITIONAL      EARNINGS
                                    SHARES      COMMON     PAID-IN     (ACCUMULATED
                                  OUTSTANDING   STOCK      CAPITAL       DEFICIT)        TOTAL
                                  -----------   ------   -----------   ------------   -----------
Balance at December 31, 1997....   3,485,634    $3,000   $   882,000   $(2,610,000)   $(1,725,000)
Net income......................          --       --             --     1,654,000      1,654,000
Accretion of redeemable
  securities....................          --       --       (230,000)           --       (230,000)
                                   ---------    ------   -----------   -----------    -----------
Balance at December 31, 1998....   3,485,634    3,000        652,000      (956,000)      (301,000)
Issuance of common stock........   1,584,590    2,000     11,435,000            --     11,437,000
Net income......................          --       --             --     2,017,000      2,017,000
Repurchase of common stock......     (97,600)      --       (547,000)           --       (547,000)
Reversal of accretion of
  redeemable securities to
  redemption value, net.........          --       --        230,000            --        230,000
                                   ---------    ------   -----------   -----------    -----------
Balance at December 31, 1999....   4,972,624    5,000     11,770,000     1,061,000     12,836,000
Issuance of common stock........     170,258       --        819,000            --        819,000
Net income......................          --       --             --     4,720,000      4,720,000
Repurchase of common stock......     (27,000)      --       (136,000)           --       (136,000)
                                   ---------    ------   -----------   -----------    -----------
Balance at December 31, 2000....   5,115,882    $5,000   $12,453,000   $ 5,781,000    $18,239,000
                                   =========    ======   ===========   ===========    ===========

          See accompanying notes to consolidated financial statements.

                   THE KEITH COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 1)

                                                                 YEARS ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                             1998          1999          2000
                                                          -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..............................................  $ 1,654,000   $ 2,017,000   $ 4,720,000
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization.........................      595,000     1,037,000     1,558,000
  Loss (gain) on sale of equipment......................      (29,000)        6,000        37,000
  Changes in operating assets and liabilities, net of
     effects from acquisitions:
       Contracts and trade receivables, net.............   (1,597,000)      659,000    (2,271,000)
       Other receivables................................     (134,000)      197,000      (107,000)
       Costs and estimated earnings in excess of
          billings......................................     (423,000)   (1,254,000)   (1,297,000)
       Prepaid expenses and other current assets........      250,000      (337,000)       38,000
       Deferred tax assets..............................    1,224,000       270,000            --
       Other assets.....................................       32,000       (29,000)       (4,000)
       Trade accounts payable and accrued liabilities...   (1,116,000)      308,000      (540,000)
       Accrued liabilities to related parties...........       69,000      (185,000)           --
       Billings in excess of costs and estimated
          earnings......................................     (187,000)      (33,000)      249,000
       Deferred tax liabilities.........................      348,000       818,000       629,000
                                                          -----------   -----------   -----------
          Net cash provided by operating activities.....      686,000     3,474,000     3,012,000
                                                          -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net cash expended for acquisitions....................      (77,000)   (4,636,000)   (1,383,000)
  Additions to equipment and leasehold improvements.....     (835,000)   (1,225,000)   (1,341,000)
  Proceeds from sales of equipment......................      126,000        12,000         3,000
                                                          -----------   -----------   -----------
          Net cash used in investing activities.........     (786,000)   (5,849,000)   (2,721,000)
                                                          -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds (payments) from line of credit, net..........    1,534,000    (3,730,000)      651,000
  Principal payments on long-term debt and capital lease
     obligations, including current portion.............   (1,598,000)   (1,171,000)   (1,520,000)
  Borrowings on notes payable to related parties........      300,000            --            --
  Payments on notes payable to related parties..........     (144,000)   (2,401,000)           --
  Repurchase of common stock............................           --      (547,000)     (136,000)
  Payment of deferred offering costs....................     (122,000)   (1,114,000)           --
  Proceeds from issuance of common stock, net...........           --    12,450,000       188,000
                                                          -----------   -----------   -----------
          Net cash (used in) provided by financing
            activities..................................      (30,000)    3,487,000      (817,000)
                                                          -----------   -----------   -----------
  Net (decrease) increase in cash and cash
     equivalents........................................     (130,000)    1,112,000      (526,000)
  Cash and cash equivalents, beginning of year..........      587,000       457,000     1,569,000
                                                          -----------   -----------   -----------
  Cash and cash equivalents, end of year................  $   457,000   $ 1,569,000   $ 1,043,000
                                                          ===========   ===========   ===========

     See supplemental cash flow information at Note 14.

          See accompanying notes to consolidated financial statements.

                   THE KEITH COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

(1) ORGANIZATION AND BASIS OF PRESENTATION

     The Keith Companies, Inc. (formerly The Keith Companies -- Inland Empire, Inc.) ("TKCI") was incorporated in the state of California in November 1986. Keith Engineering, Inc. ("KEI") was incorporated in the state of California in March 1983. In December 1997, TKCI acquired Engineering Services Incorporated, and its wholly-owned subsidiary Engineered Systems Integrated, Inc. (which was merged with Engineering Services Incorporated on August 1, 1998) (collectively, "ESI"). In December 1999, ESI, a wholly owned subsidiary of TKCI, was merged with and into TKCI. In August 1998, TKCI acquired John M. Tettemer and Associates, Inc. ("JMTA") which was subsequently merged with and into TKCI in December 2000. In July 1999, TKCI acquired substantially all of the assets and assumed substantially all of the liabilities of Thompson-Hysell, Inc. ("Thompson-Hysell"). In October 2000, TKCI acquired Crosby Mead Benton & Associates ("CMB").

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

     TKCI and its wholly-owned subsidiaries (the "Company") is a full service engineering and consulting services firm providing professional services on a wide range of projects pursuant to short- and long-term construction type contracts to both the real estate development, public works/infrastructure and communications industry and the industrial/energy industry. These services are rendered principally in California, Nevada and Utah.

     The Company provides a full range of services from initial site acquisition studies through construction support services to clients operating in a variety of market sectors. The Company benefits from a diverse public and private client base including real estate developers, residential and commercial builders, architects, cities, counties, water districts, state and federal agencies, land owners, commercial retailers, energy providers and various manufacturers. The Company's professional staff provides a comprehensive menu of services that are needed to effectively manage, engineer and design infrastructure and state-of-the-art facilities.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of TKCI, KEI, ESI, JMTA and CMB (see Note 1). All material intercompany transactions and balances have been eliminated in consolidation.

                   THE KEITH COMPANIES, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

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

  REVENUE AND COST RECOGNITION ON ENGINEERING CONTRACTS

     The Company enters into fixed fee contracts and contracts that provide for fees on a time-and-materials basis, most of which have not-to-exceed provisions. Contracts typically vary in length between six months and three years. However, many contracts are for small increments of work, which can be completed in less than six months. Revenue is recognized on the percentage of completion method of accounting based on the proportion of actual contract costs incurred to total estimated contract costs. Management considers costs incurred to be the best available measure of progress on the contracts.

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

     At December 31, 1999 and 2000, the Company had no significant amounts included in contracts and trade receivables or trade accounts payable representing amounts retained pending contract or subcontract completion.

  EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Equipment and leasehold improvements are stated at cost or, in the case of leased assets, the lesser of the present value of future minimum lease payments or fair value. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, or, in the case of capital leased assets, over the lease term if shorter, as follows:

Equipment..............................................  3 to 10 years
Leasehold improvements.................................  1 to 10 years

                   THE KEITH COMPANIES, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

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

     The Company accounts for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

     Amortization expense related to goodwill totaled $10,000, $99,000 and $220,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

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

                   THE KEITH COMPANIES, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

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

  EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed by dividing net income available to common shareholders during the period by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income available to common shareholders during the period by the weighted average number of shares that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period, net of shares assumed to be repurchased using the treasury stock method.

     The following is a reconciliation of the denominator for the basic EPS computation to the denominator of the diluted EPS computation. Net income available to common shareholders is used in the basic and diluted EPS calculations as the assumed impact of the redeemable securities would be anti-dilutive.

                                                            YEARS ENDED DECEMBER 31,
                                                        ---------------------------------
                                                          1998        1999        2000
                                                        ---------   ---------   ---------
Weighted average shares used for the basic EPS
  computation.........................................  3,485,634   4,211,318   4,983,692
Incremental shares from the assumed exercise of
  dilutive stock options and stock warrants, issuable
  shares and contingently issuable shares.............    149,840     303,715     315,987
                                                        ---------   ---------   ---------
Weighted average shares used for the diluted EPS
  computation.........................................  3,635,474   4,515,033   5,299,679
                                                        =========   =========   =========

     In conjunction with certain acquisitions, the Company agreed to pay consideration consisting of shares of its common stock (see Note 4). As a result, the Company estimated and included 55,562 and 138,219 weighted average contingently issuable and issuable shares in its weighted average shares used for the diluted EPS computation for the years ended December 31, 1999 and 2000, respectively. These estimates are based upon the number of shares that are issuable at December 31, 2000 and that would have been issuable at December 31, 1999 and through the date of issuance in 2000, weighted for the assumed period the shares were outstanding (commencing the later of the date of acquisition or the beginning of the fiscal year).

     There were 236,296, 211,233 and 475,248 anti-dilutive weighted potential common shares excluded from the above calculation in 1998, 1999 and 2000, respectively.

  USE OF ESTIMATES IN THE PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS

     The preparation of these consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions

                   THE KEITH COMPANIES, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amounts of revenue and expenses reported during the periods. Actual results may differ from the estimates and assumptions used in preparing these consolidated financial statements.

  RISKS AND UNCERTAINTIES

     As of December 31, 2000, approximately 10% of the Company's work force is covered by collective bargaining agreements that expire during 2001.

  RECLASSIFICATIONS

     Certain 1999 balances have been reclassified to conform to the presentation used in 2000.

(3) INITIAL PUBLIC OFFERING OF COMMON STOCK

     On July 15, 1999, the Company completed an initial public offering of 1,500,000 shares of its common stock. The offering price was $9.00 per share resulting in proceeds of approximately $11,015,000 to TKCI, net of underwriters' discount and offering costs. The Company's common stock is traded on the NASDAQ National Market under the symbol "TKCI."

     The Company primarily used proceeds of the initial public offering to repay related party notes payable and accrued interest of $2,647,000, to repay notes payable and accrued interest of $251,000, to repay the previous bank line of credit of $4,731,000 and to acquire substantially all of the assets of and assume substantially all of the liabilities of Thompson-Hysell.

(4) ACQUISITIONS

  CROSBY, MEAD, BENTON & ASSOCIATES

     On October 13, 2000, TKCI acquired all of the outstanding shares of common stock of CMB. The purchase price was $2,455,000, consisting of cash of $1,216,000, $239,000 of other acquisition related costs and $500,000 in shares of common stock issuable in each of 2001 and 2002. The common stock issuable is subject to adjustments extending up to one year from the date of acquisition related to the book values of net assets acquired, accounts receivable, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings that existed at the date of acquisition. The acquisition of CMB was accounted for using the purchase method of accounting and, accordingly, the accompanying consolidated financial statements include the assets, liabilities and results of operations of CMB since the date of the acquisition. The excess of the purchase price over the estimated fair market value of the net identified assets acquired of $2,040,000 was recorded as goodwill and will be amortized over a period of 25 years.

  THOMPSON-HYSELL, INC.

     In conjunction with its initial public offering, on July 15, 1999, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Thompson-Hysell. The Company paid cash in the amount of $4,636,000, which consisted of $4,310,000 to Thompson-Hysell and $326,000 of other acquisition related costs. In addition, contingent consideration consisted of (i) shares of common stock with a value at the initial public offering equal to $1,333,000, and (ii) a promissory note in the original principal amount of $1,333,000, payable in 2001. The issuance of common stock and the principal balance of the promissory note were contingent upon earnings for the years ended December 31, 1998, 1999 and 2000. In October 2000, the Company issued 120,157 shares of its common stock valued at $631,000 based on the attainment of 1999

                   THE KEITH COMPANIES, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

earnings and increased goodwill by this amount. In December 2000, the Company increased goodwill and the principal balance on the promissory note by $1,039,000 based on the attainment of 2000 earnings before interest and taxes, as defined. The acquisition was accounted for using the purchase method of accounting. Goodwill, which represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed, in the amount of $5,846,000 is being amortized over a period of 25 years.

     The following unaudited pro forma data presents information as if the acquisition of Thompson-Hysell had occurred on January 1, 1998, and the acquisition of CMB had occurred on January 1, 1999. The pro forma data is provided for informational purposes only and is based on historical information. The pro forma data does not necessarily reflect the actual results of operations that would have occurred had Thompson-Hysell, CMB and TKCI comprised a single entity during the periods presented, nor is it necessarily indicative of future results of operations of the combined entities.

                                                     PRO FORMA FOR THE YEARS ENDED
                                                             DECEMBER 31,
                                                ---------------------------------------
                                                   1998          1999          2000
                                                -----------   -----------   -----------
                                                              (UNAUDITED)
Net revenue...................................  $37,648,000   $51,455,000   $58,428,000
Net income available to common shareholders...  $ 2,467,000   $ 2,893,000   $ 4,764,000
Basic earnings per share......................  $      0.71   $      0.69   $      0.96

  JOHN M. TETTEMER & ASSOCIATES, INC.

     On August 1, 1998, TKCI acquired all of the outstanding common stock of JMTA for $740,000, which consisted of cash of $150,000; $240,000 in amortizing notes bearing interest at 8% payable in 60 monthly payments; $250,000 in interest only notes bearing interest at 8% payable quarterly, which were paid in conjunction with the initial public offering; warrants to purchase 55,555 shares of TKCI common stock, exercisable immediately at a purchase price of $4.73 per share, expiring July 31, 2003; and $100,000 of other acquisition related costs. The fair value of the warrants, calculated using the Black-Scholes option pricing model assuming an estimated fair value of common stock at issue date of $3.78 per share, a risk free interest rate of 5% and no stock dividend yield, was immaterial and therefore excluded from the purchase price. The amortizing notes include the principal stockholder of TKCI as co-maker. The acquisition was accounted for using the purchase method of accounting and, accordingly, the consolidated financial statements include the assets and liabilities and results of operations of JMTA as of and subsequent to August 1, 1998. The excess purchase price over the fair value of the net identified assets acquired totaled $571,000 and has been recorded as goodwill in the accompanying consolidated balance sheets and is being amortized over a period of 25 years. During 1999, goodwill and the principal balance of the amortizing notes were reduced by $60,000 to reflect an adjustment to JMTA's book value at August 1, 1998.

(5) EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Equipment and leasehold improvements at December 31, 1999 and 2000 consist of the following:

                                                       1999           2000
                                                    -----------    -----------
Equipment.........................................  $ 8,026,000    $ 9,361,000
Leasehold improvements............................      430,000        438,000
Accumulated depreciation and amortization.........   (3,920,000)    (5,086,000)
                                                    -----------    -----------
  Equipment and leasehold improvements, net.......  $ 4,536,000    $ 4,713,000
                                                    ===========    ===========

                   THE KEITH COMPANIES, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

     At December 31, 1999 and 2000, the cost of computer equipment, vehicles and office furniture and fixtures recorded under capital leases, net of the related accumulated amortization, were $2,109,000 and $1,036,000, respectively.

(6) INDEBTEDNESS

  LINE OF CREDIT, LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1999          2000
                                                              -----------   -----------
Line of credit (see (a) below)..............................  $ 1,300,000   $ 2,025,000
Note payable; no stated interest rate; interest imputed at
  an annual rate of 10.75%; payable in monthly installments
  of $12,000, including interest, repaid in September 2000
  (see (b) below)...........................................      253,000            --
Notes payable; interest ranging from 0.90% to 13.22%;
  payable in monthly installments ranging from $1,000 to
  $26,000, including interest, through 2004 (see (b)
  below)....................................................      353,000       517,000
Notes payable; bearing interest at 8%; each payable in
  monthly installments of $2,000, including interest,
  through August 2003.......................................      177,000       132,000
Note payable; bearing interest at 10%; interest only payable quarterly; principal and unpaid interest due April 2001
  (see (c) below)...........................................    1,333,000     2,372,000
Capital lease obligations; interest ranging from 4.98% to
  19%; payable in monthly installments ranging from $1,000
  to $6,000, including interest, through 2005 (see (b)
  below)....................................................    1,382,000       634,000
Other.......................................................       37,000        65,000
                                                              -----------   -----------
                                                                4,835,000     5,745,000
Less current portion........................................   (1,292,000)   (5,384,000)
                                                              -----------   -----------
                                                              $ 3,543,000   $   361,000
                                                              ===========   ===========

     (a) On September 1, 1999, the Company entered into a line of credit agreement with a bank to fund working capital needs and the acquisitions of equipment. The line of credit has a working capital component with a maximum outstanding principal balance of $6,000,000 which matures on September 3, 2001 and an equipment component with a maximum outstanding principal balance of $3,500,000, which matured on September 3, 2000. On September 3, 2000 and November 3, 2000, the line of credit was amended to extend the maturity on the equipment component to January 3, 2001. The equipment component matured on January 3, 2001 and the Company elected not to formally amend or extend this component. The Company plans on reestablishing the equipment component when it renews the working capital component during negotiations with the bank in 2001. The working capital component bears interest at either the prime rate or approximately one and three-quarters percent above LIBOR, and the equipment component bore interest at either the prime rate or at approximately two percent above LIBOR. The aggregate outstanding principal balance of working capital advances and equipment advances can not exceed $8,500,000. Subsequent to the maturity of the equipment component, the aggregate outstanding principal balance can not exceed $6,000,000. The line of credit is subject to various restrictions and contains certain financial and nonfinancial related covenants. In addition, the line of credit is collateralized by a first-priority security interest in all accounts receivable and other rights to payment, general intangibles and equipment. As of December 2000, there were no outstanding borrowings on the equipment component of the line of credit and the working capital component had outstanding borrowings of $2,025,000 bearing interest at 9.5% (the prime rate).

                   THE KEITH COMPANIES, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

     The Board of Directors authorized the Company to repurchase its common stock and on October 13, 1999, the Company requested and was granted a waiver from the bank to repurchase or otherwise acquire any shares of any class of its stock up to $700,000 through the period ending October 13, 2000. As of December 31, 2000, the Company purchased 124,600 shares of its common stock at a cost of $683,000.

     (b) The notes payable and capital lease obligations are secured by certain assets of the Company.

     (c) An unsecured promissory note was executed in conjunction with the Asset Purchase Agreement dated April 9, 1999 between the Company and Thompson-Hysell related to the acquisition of substantially all of the assets and the assumption of substantially all of the liabilities of Thompson-Hysell (see Note 4). In accordance with the terms of the note, the principal balance has been increased by $1,039,000 based upon the attainment of performance criteria tied to December 31, 2000 earnings before interest and taxes, as defined in the note.

     Future annual principal maturities of indebtedness as of December 31, 2000 are as follows:

YEARS ENDING DECEMBER 31:
     2001...................................................  $5,384,000
     2002...................................................     264,000
     2003...................................................      78,000
     2004...................................................      17,000
     2005...................................................       2,000
                                                              ----------
                                                              $5,745,000
                                                              ==========

     In connection with the initial public offering in July 1999, the Company repaid debts, including accrued interest, to related parties totaling $2,647,000. There were no outstanding borrowings to related parties as of December 31, 1999 and 2000.

(7) LEASES

     The Company leases equipment and vehicles under capital lease agreements that expire at various dates through 2005. The Company also has several noncancelable operating leases, primarily for office facilities, that expire through 2008. These leases generally contain renewal options for periods ranging from one to five years and require the Company to pay costs, including common area maintenance and insurance charges. Rental expense for operating leases during 1998, 1999 and 2000 totaled $1,671,000, $2,216,000 and $2,409,000, respectively.

                   THE KEITH COMPANIES, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

     Certain facilities have been sublet under month-to-month subleases that provide for reimbursement of various common area maintenance charges. Rental expense has been reduced for sublease income of $64,000, $22,000 and $11,000 for the years ended December 31, 1998, 1999 and 2000, respectively. Future minimum lease payments as of December 31, 2000 are as follows:

                                                        OPERATING     CAPITAL
                                                          LEASES      LEASES
                                                        ----------   ---------
YEARS ENDING DECEMBER 31:
     2001.............................................  $2,779,000   $ 482,000
     2002.............................................   2,209,000     183,000
     2003.............................................   1,638,000      22,000
     2004.............................................     699,000       3,000
     2005.............................................     634,000       2,000
     Thereafter.......................................     396,000          --
                                                        ----------   ---------
Total future minimum lease payments...................  $8,355,000     692,000
                                                        ==========
Less amounts representing interest....................                 (58,000)
                                                                     ---------
Total obligations under capital leases................                 634,000
Less current portion..................................                (437,000)
                                                                     ---------
Long-term capital lease obligations...................               $ 197,000
                                                                     =========

(8) REDEEMABLE SECURITIES AND STOCK INDEMNIFICATION RIGHTS

     In connection with the acquisition of ESI in December 1997, TKCI issued to the sellers 74,074 shares of common stock, redeemable at the discretion of any seller at a price of $6.75 per share, if the Company did not complete an initial public offering by October 31, 1999. This right of the sellers expired November 15, 1999. The redeemable common stock was valued at $2.70 per share on the date of the acquisition of ESI. The difference between the redemption value of $6.75 per share and the initial valuation of $2.70 per share was accreted over the period from the acquisition, December 30, 1997, through the date of the initial public offering, July 15, 1999, through charges to additional paid-in capital.

     In connection with the acquisition of ESI, TKCI also issued to the sellers stock options to purchase 44,444 shares of common stock with redemption provisions. The redemption provisions provided that in the event that the underlying shares did not have a fair market value of at least $8.10 per share at some time during the period between the date of the Company's initial public offering and October 1, 2002, the holders were entitled to receive $5.40 in cash for each unexercised vested option (or $8.10 for each share of common stock issued upon exercise of a stock option). The $5.40 redemption value was accreted over the period from the acquisition, December 30, 1997 through the date of the initial public offering, July 15, 1999, through charges to additional paid-in capital.

     As a result of the Company's completion of its initial public offering at $9.00 per share in July 1999, the redeemable securities were no longer redeemable and, accordingly, $353,000 of accumulated accretion on redeemable securities was reclassified to common stock and additional paid-in capital.

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

                   THE KEITH COMPANIES, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

(9) COMMON STOCK AND STOCK PLANS

     The following stock options and stock warrants are authorized for issuance at December 31, 2000:

Stock options.............................................  1,111,111
Stock warrants related to acquisitions....................    150,000
                                                            ---------
                                                            1,261,111
                                                            =========

  STOCK OPTION PLANS

     In 1994, KEI and TKCI each adopted stock option plans (the "Plans"). Under the terms of the Plans, the Boards of Directors of KEI and TKCI were able to grant stock options to officers, key employees and directors. The Plans, as amended in 1997, authorized grants of options to purchase 555,556 shares each of authorized but unissued common stock in TKCI and KEI. Stock options have been granted with an exercise price equal to or greater than the stock's estimated fair market value at the date of grant. All stock options issued in connection with the Plans have ten-year terms that vest and become exercisable ratably each year for a period of up to five years from the grant date.

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

     In September 2000, the Company made an offer to option holders which gave them a one-time election to have the Company cancel their options as of September 30, 2000 and to receive new options covering the same number of shares at an option exercise price equal to market value on a date six months and one day later. Prior to the expiration of the six month and one day period, the Securities and Exchange Commission stated its position regarding the regulatory treatment of such offers. Based on that position and consultation with legal counsel, the Company concluded that the attempt by the Company to cancel the options was ineffective and the participants continue to hold their original options.

     At December 31, 2000, there were options to acquire 198,034 shares available for grant under the Plan. The following represents the estimated fair value of options granted, as determined using the Black-Scholes option pricing model and the assumptions used for calculation:

                                                            YEARS ENDED DECEMBER 31,
                                                            -------------------------
                                                            1998      1999      2000
                                                            -----     -----     -----
Weighted average estimated fair value per share of
  common stock at grant date...........................     $3.40     $5.60     $5.50
Average exercise price per option granted..............     $3.40     $5.60     $5.50
Expected volatility....................................       0.0%     29.4%     51.5%
Risk-free interest rate................................       5.0%      6.5%      5.0%
Option term (years)....................................        10        10        10
Stock dividend yield...................................       0.0%      0.0%      0.0%

     In accounting for its Plan, the Company elected the pro forma disclosure option under SFAS No. 123. Accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its

                   THE KEITH COMPANIES, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

stock options under SFAS No. 123, the Company's net income would have been adjusted to the pro forma amount indicated below:

                                                        YEARS ENDED DECEMBER 31,
                                                 --------------------------------------
                                                    1998          1999          2000
                                                 ----------    ----------    ----------
Net income available to common shareholders:
  As reported..................................  $1,424,000    $2,247,000    $4,720,000
  Pro forma....................................  $1,371,000    $2,077,000    $4,481,000
Basic earnings per share:
  As reported..................................  $     0.41    $     0.53    $     0.95
  Pro forma....................................  $     0.39    $     0.49    $     0.90

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

     Stock option activity during the periods indicated is as follows:

                                                      NUMBER OF     WEIGHTED-
                                                        SHARES       AVERAGE
                                                      UNDERLYING    EXERCISE
                                                       OPTIONS        PRICE
                                                      ----------    ---------
Balance at December 31, 1997........................    344,074
  Granted...........................................    142,593       $5.13
  Forfeited.........................................     (1,111)      $2.70
                                                       --------
Balance at December 31, 1998........................    485,556
  Granted...........................................    317,414       $8.91
  Exercised.........................................    (10,523)      $2.83
  Forfeited.........................................    (26,165)      $6.95
                                                       --------
Balance at December 31, 1999........................    766,282
  Granted...........................................    178,150       $4.95
  Exercised.........................................    (30,095)      $3.09
  Forfeited.........................................    (41,878)      $6.69
                                                       --------
Balance at December 31, 2000........................    872,459
                                                       ========

     The weighted average remaining contractual life and weighted average exercise price of options outstanding and of options exercisable as of December 31, 2000, were as follows:

                                                    OUTSTANDING
                                     -----------------------------------------        EXERCISABLE
                                      NUMBER OF        WEIGHTED                  ----------------------
                                       SHARES          AVERAGE        WEIGHTED     SHARES      WEIGHTED
                                     UNDERLYING       REMAINING       AVERAGE    UNDERLYING    AVERAGE
             RANGE OF                  OPTIONS     CONTRACTUAL LIFE   EXERCISE     OPTIONS     EXERCISE
          EXERCISE PRICES            OUTSTANDING       (YEARS)         PRICE     EXERCISABLE    PRICE
          ---------------            -----------   ----------------   --------   -----------   --------
$2.70..............................    353,079           5.55          $2.70       267,357      $2.70
$3.38 to $7.44.....................    204,911           8.96          $4.99        13,714      $5.40
$8.06 to $9.90.....................    314,469           8.46          $9.00        82,739      $8.92

     At December 31, 1998, 1999 and 2000, the number of shares of common stock subject to exercisable options were 158,889, 284,806 and 363,810, respectively, and the weighted-average exercise prices of those options were $2.70, $3.26 and $4.22, respectively.

                   THE KEITH COMPANIES, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

     In 1998, 1999 and 2000, in connection with acquisitions, TKCI reserved for grant options to purchase 179,630 shares of its common stock to employees of the acquired companies under the Plan. As of December 31, 2000, options to purchase 141,248 shares of common stock reserved for grant have been granted subject to the Plan.

  STOCK WARRANTS

     The Company issued stock warrants to purchase common stock in connection with the acquisitions of Thompson-Hysell, JMTA and ESI. The terms of stock warrants to acquire shares of common stock are as follows at December 31, 2000:

                                                           REMAINING
            GRANT DATE              GRANTED   EXERCISED   EXERCISABLE   EXERCISE PRICE    EXPIRATION DATE
            ----------              -------   ---------   -----------   --------------    ---------------
August 3, 1998....................   55,555    20,000        35,555         $4.73        July 31, 2003
September 15, 1998................   27,778        --        27,778         $6.75        September 18, 2001
July 15, 1999.....................   66,667        --        66,667         $6.75        July 15, 2002
                                    -------    ------       -------
                                    150,000    20,000       130,000
                                    =======    ======       =======

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

(10) EMPLOYEE BENEFIT PLANS

     The Company has two defined contribution 401(k) plans, which commenced in 1980 and 1988, covering a majority of its employees. These plans are designed to be tax deferred in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Employees may contribute from 1% to 20% of compensation on a tax-deferred basis through a "salary reduction" arrangement. In 1998, the Company implemented a discretionary employer matching contribution program, with a five-year vesting schedule, whereby the Company matched 50% of the first 1% of employee contributions for the year. Effective January 1, 1999, the Company increased the employer contribution percentage to 50% of the first 6% of employee contributions, not to exceed $1,500 per employee per year. Effective January 1, 2000, the Company increased the employer contribution percentage to 100% of the first 3%, plus 50% of the next 2% of employee contributions, vesting immediately. During 1998, 1999 and 2000, the Company incurred $55,000, $336,000 and $851,000, respectively, related to its 401(k) plans, which represented the Company's entire obligations under the employer matching contribution program for the years ended December 31, 1998, 1999 and 2000.

                   THE KEITH COMPANIES, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

(11) INCOME TAXES

     Income tax expense (benefit) consists of the following:

                                                           YEARS ENDED DECEMBER 31,
                                                     ------------------------------------
                                                        1998         1999         2000
                                                     ----------   ----------   ----------
Current:
  Federal..........................................  $  (29,000)  $  260,000   $2,036,000
  State............................................     (99,000)     118,000      534,000
                                                     ----------   ----------   ----------
     Subtotal......................................    (128,000)     378,000    2,570,000
                                                     ----------   ----------   ----------
Deferred:
  Federal..........................................   1,262,000      999,000      514,000
  State............................................     216,000       89,000      115,000
                                                     ----------   ----------   ----------
     Subtotal......................................   1,478,000    1,088,000      629,000
                                                     ----------   ----------   ----------
     Total.........................................  $1,350,000   $1,466,000   $3,199,000
                                                     ==========   ==========   ==========

     A reconciliation of income tax at the federal statutory rate of 34% to the Company's provision for income taxes is as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                     ------------------------------------
                                                        1998         1999         2000
                                                     ----------   ----------   ----------
Computed "expected" federal income tax expense.....  $1,021,000   $1,184,000   $2,692,000
State income tax expense, net of federal income tax
  benefit..........................................      77,000      167,000      451,000
Tax effect of earnings not subject to federal
  income tax due to S corporation election.........    (513,000)          --           --
Tax effect of S to C corporation conversion........     595,000           --           --
Change in federal deferred tax valuation
  allowance........................................      35,000      (35,000)          --
Other..............................................     135,000      150,000       56,000
                                                     ----------   ----------   ----------
                                                     $1,350,000   $1,466,000   $3,199,000
                                                     ==========   ==========   ==========

                   THE KEITH COMPANIES, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

                                                             DECEMBER 31,
                                                        -----------------------
                                                           1999         2000
                                                        ----------   ----------
Deferred tax assets:
  Accrued liabilities and employee compensation.......  $  355,000   $  289,000
  Billings in excess of costs and estimated
     earnings.........................................     216,000      392,000
  Allowance for doubtful accounts.....................     203,000      617,000
  Settlement obligations..............................      99,000           --
  Other...............................................     170,000      249,000
  Net operating loss carryforwards....................     271,000           --
                                                        ----------   ----------
     Total deferred tax assets........................   1,314,000    1,547,000
                                                        ----------   ----------
Deferred tax liabilities:
  Equipment and improvements, net.....................     117,000      284,000
  Section 481, change from cash to accrual............     262,000      622,000
  Costs and estimated earnings in excess of
     billings.........................................   1,972,000    2,643,000
  Other...............................................     129,000      258,000
                                                        ----------   ----------
     Total deferred tax liabilities...................   2,480,000    3,807,000
                                                        ----------   ----------
     Net deferred tax liabilities.....................  $1,166,000   $2,260,000
                                                        ==========   ==========

     The net change in the valuation allowance for the years ended December 31, 1998, 1999 and 2000 was an increase of $31,000, a decrease of $62,000, and no increase or decrease, respectively. The Company considers recording a valuation allowance in accordance with the provisions of SFAS No. 109 to reflect the estimated amount of deferred tax assets, which may not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not, that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment, and believes it is more likely than not the Company will realize the benefits of its deferred tax assets.

     As of December 31, 2000, the Company had no federal or state net operating loss carryforwards available to offset future taxable income.

(12) SEGMENT AND RELATED INFORMATION

     The Company evaluates performance and makes resource allocation decisions based on the overall type of services provided to customers. For financial reporting purposes, we have grouped our operations into two primary reportable segments. The Real Estate Development, Public Works/Infrastructure and Communications ("REPWIC") segment includes engineering and consulting services for the development of both private projects, like residential communities, commercial and industrial properties and recreational projects; public works/infrastructure projects, such as transportation and water/sewage facilities; and site acquisition and construction management services for wireless telecommunications. The Industrial/Energy ("IE") segment, which consists of the division of ESI, provides the technical expertise and management required to design and test manufacturing facilities and processes and to facilitate the construction of alternate electrical power systems that supplement public power supply and large scale power consumers. The accounting policies of the segments are the same as those described in Note 2.

                   THE KEITH COMPANIES, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

     The following tables set forth information regarding the Company's operating segments as of and for the years ended December 31, 1998, 1999 and 2000.

                                                           YEAR ENDED DECEMBER 31, 1998
                                               -----------------------------------------------------
                                                                           CORPORATE
                                                 REPWIC          IE          COSTS      CONSOLIDATED
                                               -----------   ----------   -----------   ------------
Net revenue..................................  $25,330,000   $3,852,000   $        --   $29,182,000
Income from operations.......................  $ 6,491,000   $  244,000   $(2,698,000)  $ 4,037,000
Identifiable assets..........................  $13,068,000   $1,462,000   $        --   $14,530,000

                                                           YEAR ENDED DECEMBER 31, 1999
                                               -----------------------------------------------------
                                                                           CORPORATE
                                                 REPWIC          IE          COSTS      CONSOLIDATED
                                               -----------   ----------   -----------   ------------
Net revenue..................................  $36,009,000   $3,627,000   $        --   $39,636,000
Income from operations.......................  $ 7,877,000   $  172,000   $(3,743,000)  $ 4,306,000
Identifiable assets..........................  $22,497,000   $1,164,000   $        --   $23,661,000

                                                           YEAR ENDED DECEMBER 31, 2000
                                               -----------------------------------------------------
                                                                           CORPORATE
                                                 REPWIC          IE          COSTS      CONSOLIDATED
                                               -----------   ----------   -----------   ------------
Net revenue..................................  $48,939,000   $4,442,000   $        --   $53,381,000
Income from operations.......................  $12,433,000   $  733,000   $(4,981,000)  $ 8,185,000
Identifiable assets..........................  $31,294,000   $2,018,000   $        --   $33,312,000

  BUSINESS CONCENTRATIONS

     In 1998, 1999 and 2000, the Company had no customers which represented greater than 10% of consolidated net revenue. No customers represented greater than 10% of net contract and trade receivables at December 31, 1999 and 2000.

(13) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of the Company's financial instruments reported in the accompanying consolidated balance sheets for cash and cash equivalents, contracts and trade receivables, other receivables, line of credit, trade accounts payable, accrued employee compensation, and other accrued liabilities approximate their fair values due to the short maturity of these instruments.

     At December 31, 2000, notes payable with a carrying amount of $714,000 approximate fair value, determined using estimates for similar debt instruments (see Note 6). At December 31, 2000, the fair value of a note payable with a carrying amount of $2,372,000 was not determinable due to the nature of this financing (see Note 6).

                   THE KEITH COMPANIES, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

(14) SUPPLEMENTAL CASH FLOW INFORMATION

                                                                YEARS ENDED DECEMBER 31,
                                                           -----------------------------------
                                                              1998        1999         2000
                                                           ----------   ---------   ----------
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest.................  $1,024,000   $ 975,000   $  377,000
                                                           ==========   =========   ==========
  Cash paid during the year for income taxes.............  $  144,000   $ 124,000   $2,602,000
                                                           ==========   =========   ==========
Noncash financing and investing activities:
  Capital lease obligations recorded in connection with
     equipment acquisitions..............................  $  788,000   $ 258,000   $       --
                                                           ==========   =========   ==========
  Purchase price adjustment to goodwill and notes
     payable.............................................  $       --   $  60,000   $1,039,000
                                                           ==========   =========   ==========
  Purchase price adjustment to equipment and leasehold
     improvements and additional paid-in capital.........  $   26,000   $  42,000   $       --
                                                           ==========   =========   ==========
  Purchase price adjustment to goodwill, common stock and
     additional paid-in-capital..........................  $       --   $      --   $  631,000
                                                           ==========   =========   ==========
  Accretion (reversal) of redeemable securities to
     redemption value, net...............................  $  230,000   $(230,000)  $       --
                                                           ==========   =========   ==========
Insurance financing......................................  $  202,000   $ 174,000   $  163,000
                                                           ==========   =========   ==========

     The acquisition of JMTA, Thompson-Hysell and CMB resulted in the following increases:

                                                               YEARS ENDED DECEMBER 31,
                                                         -------------------------------------
                                                           1998         1999          2000
                                                         ---------   -----------   -----------
Contracts and trade receivables........................  $(309,000)  $(2,253,000)  $(2,642,000)
Costs and estimated earnings in excess of billings.....   (201,000)           --            --
Other receivables and prepaid expenses.................         --        (1,000)      (33,000)
Goodwill...............................................   (571,000)   (4,216,000)   (2,000,000)
Equipment and leasehold improvements...................    (56,000)   (1,105,000)     (214,000)
Other assets...........................................    (29,000)       (5,000)      (71,000)
Line of credit.........................................         --            --        74,000
Billings in excess of costs and estimated earnings.....         --       150,000       200,000
Long-term debt, including current portion..............    640,000     2,446,000       503,000
Accounts payable, accrued expenses and other
  liabilities..........................................    449,000       198,000     1,335,000
Deferred tax liabilities...............................         --            --       465,000
Issuable common stock..................................         --            --     1,000,000
Common stock...........................................         --       150,000            --
                                                         ---------   -----------   -----------
  Net cash expended for acquisitions...................  $ (77,000)  $(4,636,000)  $(1,383,000)
                                                         =========   ===========   ===========

                   THE KEITH COMPANIES, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

(15) VALUATION AND QUALIFYING ACCOUNTS

     For the years ending December 31, 1998, 1999 and 2000, the following is supplementary information regarding valuation and qualifying accounts:

                                                   BALANCE AT    PROVISIONS FOR
                                                  BEGINNING OF      DOUBTFUL                   BALANCE AT END
                                                     PERIOD         ACCOUNTS      DEDUCTIONS     OF PERIOD
                                                  ------------   --------------   ----------   --------------
Allowance for doubtful accounts:
  1998..........................................    $348,000        $300,000       $284,000      $  364,000
  1999..........................................    $364,000        $614,000       $366,000      $  612,000
  2000..........................................    $612,000        $671,000       $117,000      $1,166,000

(16) COMMITMENTS AND CONTINGENCIES

     In March 2000, Clayton Engineering filed a claim against The Irvine Company alleging that The Irvine Company failed to pay Clayton Engineering for the removal of 30,000 cubic yards of dirt in the Peters Wash located in Irvine, California. JMTA had provided engineering design services for The Irvine Company in connection with this project. JMTA was a wholly-owned subsidiary at the time the claim by Clayton was filed. In January 2001, The Irvine Company filed a claim against JMTA for indemnity. Clayton Engineering is demanding damages in the sum of $2,000,000 against The Irvine Company for construction services rendered and $10,000,000 as a result of consequential loss of business opportunity. Clayton Engineering has made the allegation that plans prepared by JMTA were inaccurate as to the elevation of the bottom of the Peters Wash. The Irvine Company has not stated that JMTA violated the standard of care, but has filed an equitable indemnity cross-complaint against JMTA. No demand for settlement has been made against JMTA. The Company believes that the claim made against it is without merit and intends to defend itself vigorously in this action.

     The Company is also involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management and the Company's legal counsel, the ultimate disposition of these matters should not have a material adverse effect on the Company's financial position, liquidity and results of operations.

(17) SUBSEQUENT EVENTS

     On January 31, 2001, HEA Acquisition, Inc., a wholly owned subsidiary of the Company, acquired substantially all of the assets and assumed substantially all of the liabilities of Hook & Associates Engineering, Inc. ("Hook"). The purchase price consisted of $1,530,000 in cash at closing, the issuance of $500,000 and $700,000 of common stock issuable in 2001 and 2002, respectively, and a subordinated promissory note in the original principal amount of $1,300,000. The issuance of common stock and the amount of the subordinated promissory note are subject to certain adjustments extending up to one year from the date of acquisition related to the book values of net assets acquired, cash, accounts receivable, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings as of December 31 2000. In addition, the Company agreed to pay cash related to the income tax effects to the sellers. Hook is a consulting engineering firm providing a full range of services to clients in an array of industries including communications, public works/transportation and real estate development. Hook employs approximately 100 people and has offices in Arizona, Colorado and Wyoming.

     The Company was a party to a certain agreement which contained an antidilution provision whereby the Company was restricted from issuing additional shares of common stock, except as may have been required for certain circumstances. Effective March 22, 2001, this agreement was amended to delete this antidilution provision.

                   THE KEITH COMPANIES, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

(18) SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

     The following is unaudited supplementary financial information for 1999 and 2000:

                                                            FOR THE QUARTERS ENDED 1999
                                              --------------------------------------------------------
                                               MARCH 31,     JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                              -----------   -----------   -------------   ------------
Net revenue.................................  $ 8,969,000   $ 8,643,000    $10,658,000    $11,366,000
Gross profit................................  $ 3,055,000   $ 2,857,000    $ 3,308,000    $ 3,429,000
Income from operations......................  $ 1,159,000   $ 1,060,000    $ 1,097,000    $   990,000
Net income..................................  $   529,000   $   462,000    $   469,000    $   557,000
Net income available to common
  shareholders..............................  $   472,000   $   405,000    $   813,000    $   557,000
Basic earnings per share....................  $      0.14   $      0.12    $      0.17    $      0.11

                                                            FOR THE QUARTERS ENDED 2000
                                              --------------------------------------------------------
                                               MARCH 31,     JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                              -----------   -----------   -------------   ------------
Net revenue.................................  $12,419,000   $12,681,000    $13,638,000    $14,643,000
Gross profit................................  $ 4,037,000   $ 4,374,000    $ 5,190,000    $ 5,418,000
Income from operations......................  $ 1,387,000   $ 1,888,000    $ 2,434,000    $ 2,476,000
Net income and net income available to
  common shareholders.......................  $   762,000   $ 1,067,000    $ 1,488,000    $ 1,403,000
Basic earnings per share....................  $      0.15   $      0.22    $      0.30    $      0.28

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     We have had no disagreements on accounting or financial disclosure matters with our independent auditors.

                                    PART III

     The information required by Items 10 through 13 of this report is set forth in the sections entitled "Directors and Executive Officers," "Executive Compensation," "Security Ownership of Certain Beneficial Owners and Management," and "Certain Relationships and Related Transactions" in our Proxy Statement for our 2001 Annual Meeting of Shareholders. Such information is incorporated in this Annual Report on Form 10-K and made a part hereof by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

        (1)Consolidated Financial Statements.

          The following Consolidated Financial Statements and the Independent Auditors' Report are on pages 29 through 51 hereof.

          Independent Auditors' Report.

          Consolidated Balance Sheets as of December 31, 1999 and 2000

          Consolidated Statements of Income for the years ended December 31, 1998, 1999 and 2000

          Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 1998, 1999 and 2000

          Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000

          Notes to Consolidated Financial Statements

        (2) Financial Statement Schedules.

          All Financial Statement Schedules have been omitted because they are not applicable or because the applicable disclosures have been included in the Consolidated Financial Statements or in the Notes thereto.

        (3) Exhibits.

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 2.1     Stock Purchase Agreement dated October 13, 2000 by and among the registrant, Crosby, Mead Benton & Associates and the
         shareholders named therein.*
 2.2     Asset Purchase Agreement dated January 31, 2001 among Hook &
         Associates Engineering, Inc., the shareholders of Hook &
         Associates Engineering, Inc., HEA Acquisition, Inc. and the
         registrant (incorporated herein by this reference to Exhibit
         2.1 to the registrant's current report on Form 8-K filed
         with the Commission on February 15, 2001).
 2.3     Certificate of Ownership of John M. Tettemer & Associates,
         Ltd. by the registrant effective as of December 31, 2000.*
 3.1     Amended and Restated Articles of Incorporation of the
         registrant (incorporated herein by this reference to Exhibit
         3.1 to the registrant's registration statement of Form S-1, registration number 333-77273).
 3.2     Amended and Restated Bylaws of the registrant (incorporated herein by this reference to Exhibit 3.2 to the registrant's registration statement on Form S-1, registration number
         333-77273).
 4.1     Specimen Stock Certificate (incorporated herein by this
         reference to Exhibit 4.1 to the registrant's registration
         statement on Form S-1, registration number 333-77273).
10.1     Amended and Restated 1994 Stock Incentive Plan.*
10.2     Form of Indemnification Agreement (incorporated by this
         reference to Exhibit 10.2 to the registrant's registration statement of Form S-1, registration number 333-77273).
10.3     Wells Fargo Bank Line of Credit Note dated September 1, 1999 between the registrant and Wells Fargo Bank, National
         Association (incorporated herein by this reference to
         Exhibit 10.35 to the registrant's quarterly report on Form
         10-Q for the period ended September 30, 1999).
10.4     Wells Fargo Bank Credit Agreement dated September 1, 1999
         between the registrant and Wells Fargo Bank, National
         Association (incorporated herein by this reference to
         Exhibit 10.36 to the registrant's quarterly report on Form
         10-Q for the period ended September 30, 1999).
10.5     First Amendment to Credit Agreement dated September 3, 2000 by and between the registrant, John M. Tettemer &
         Associates, Ltd and Wells Fargo Bank, National Association.*
10.6     Second Amendment to Credit Agreement dated October 2, 2000 by and between the registrant, John M. Tettemer &
         Associates, Ltd and Wells Fargo Bank, National Association.*
10.7     Third Amendment to Credit Agreement dated November 3, 2000 by and between the registrant, John M. Tettemer &
         Associates, Ltd and Wells Fargo Bank, National Association.*
10.8     Facility Lease dated July 29, 1999 between ASP Scripps,
         L.L.C. and the registrant (incorporated herein by this
         reference to Exhibit 10.37 to the registrant's quarterly
         report on Form 10-Q for the period ended September 30,
         1999).
10.9     Addendum to Facility Lease dated July 29, 1999 between ASP
         Scripps, L.L.C. and the registrant (incorporated herein by this reference to Exhibit 10.38 to the registrant's
         quarterly report on Form 10-Q for the period ended September
         30, 1999).
10.10    Sublease Agreement dated July 29, 1999 between Canon
         Computer Systems, Inc. and the registrant (incorporated
         herein by this reference to Exhibit 10.39 to the
         registrant's quarterly report on Form 10-Q for the period
         ended September 30, 1999).
10.11    Agreement of Non-Disturbance and Attornment dated July 28,
         1999 between ASP Scripps, L.L.C. and the registrant
         (incorporated herein by this reference to Exhibit 10.4 to
         the registrant's quarterly report on Form 10-Q for the
         period ended September 30, 1999).
10.12    Consent to Sublease Agreement dated July 28, 1999 between
         ASP Scripps, L.L.C., Canon Computer Systems, Inc. and the
         registrant (incorporated herein by this reference to Exhibit
         10.41 to the registrant's quarterly report on Form 10-Q for the period ended September 30, 1999).
10.13    Sublease Agreement dated September 26, 2000 between the
         registrant and Canon Computer Systems, Inc.*

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
10.14    Severance Agreement between the registrant and Aram H.
         Keith.*
10.15    Severance Agreement between the registrant and Eric C.
         Nielsen.*
10.16    Severance Agreement between the registrant and Gary C.
         Campanaro.*
21       List of Subsidiaries.*
23       Consent of Independent Auditors.*
24       Power of Attorney (included on signature page hereof).*

---------------
* Filed herewith.

     (b) Reports on Form 8-K.

     On October 27, 2000, we filed a Current Report on Form 8-K, relating to the announcement of the acquisition of all the outstanding shares of common stock of Crosby, Mead, Benton & Associates.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Keith Companies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE KEITH COMPANIES, INC.

                                          By:       /s/ ARAM H. KEITH
                                            ------------------------------------
                                                       Aram H. Keith
                                                  Chief Executive Officer

April 2, 2001

                               POWER OF ATTORNEY

     We, the undersigned officers and directors of The Keith Companies, Inc., do hereby constitute and appoint Aram H. Keith, and Gary C. Campanaro, and each of them, our true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby, ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                  /s/ ARAM H. KEITH                       Chief Executive Officer,      April 2, 2001
-----------------------------------------------------     Chairman of the Board and
                    Aram H. Keith                       Director (Principal Executive
                                                                  Officer)

                 /s/ ERIC C. NIELSEN                    President and Chief Operating   April 2, 2001
-----------------------------------------------------              Officer
                   Eric C. Nielsen

                /s/ GARY C. CAMPANARO                     Chief Financial Officer,      April 2, 2001
-----------------------------------------------------      Secretary and Director
                  Gary C. Campanaro                       (Principal Financial and
                                                             Accounting Officer)

            /s/ WALTER W. CRUTTENDEN, III                         Director              April 2, 2001
-----------------------------------------------------
              Walter W. Cruttenden, III

                /s/ GEORGE DEUKMEJIAN                             Director              April 2, 2001
-----------------------------------------------------
                  George Deukmejian

              /s/ CHRISTINE DIEMER IGER                           Director              April 2, 2001
-----------------------------------------------------
                Christine Diemer Iger

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 2.1     Stock Purchase Agreement dated October 13, 2000 by and among the registrant, Crosby, Mead Benton & Associates and the
         shareholders named therein.*
 2.2     Asset Purchase Agreement dated January 31, 2001 among Hook &
         Associates Engineering, Inc., the shareholders of Hook &
         Associates Engineering, Inc., HEA Acquisition, Inc. and the
         registrant (incorporated herein by this reference to Exhibit
         2.1 to the registrant's current report on Form 8-K filed
         with the Commission on February 15, 2001).
 2.3     Certificate of Ownership of John M. Tettemer & Associates,
         Ltd. by the registrant effective as of December 31, 2000.*
 3.1     Amended and Restated Articles of Incorporation of the
         registrant (incorporated herein by this reference to Exhibit
         3.1 to the registrant's registration statement of Form S-1, registration number 333-77273).
 3.2     Amended and Restated Bylaws of the registrant (incorporated herein by this reference to Exhibit 3.2 to the registrant's registration statement on Form S-1, registration number
         333-77273).
 4.1     Specimen Stock Certificate (incorporated herein by this
         reference to Exhibit 4.1 to the registrant's registration
         statement on Form S-1, registration number 333-77273).
10.1     Amended and Restated 1994 Stock Incentive Plan.*
10.2     Form of Indemnification Agreement (incorporated by this
         reference to Exhibit 10.2 to the registrant's registration statement of Form S-1, registration number 333-77273).
10.3     Wells Fargo Bank Line of Credit Note dated September 1, 1999 between the registrant and Wells Fargo Bank, National
         Association (incorporated herein by this reference to
         Exhibit 10.35 to the registrant's quarterly report on Form
         10-Q for the period ended September 30, 1999).
10.4     Wells Fargo Bank Credit Agreement dated September 1, 1999
         between the registrant and Wells Fargo Bank, National
         Association (incorporated herein by this reference to
         Exhibit 10.36 to the registrant's quarterly report on Form
         10-Q for the period ended September 30, 1999).
10.5     First Amendment to Credit Agreement dated September 3, 2000 by and between the registrant, John M. Tettemer &
         Associates, Ltd and Wells Fargo Bank, National Association.*
10.6     Second Amendment to Credit Agreement dated October 2, 2000 by and between the registrant, John M. Tettemer &
         Associates, Ltd and Wells Fargo Bank, National Association.*
10.7     Third Amendment to Credit Agreement dated November 3, 2000 by and between the registrant, John M. Tettemer &
         Associates, Ltd and Wells Fargo Bank, National Association.*
10.8     Facility Lease dated July 29, 1999 between ASP Scripps,
         L.L.C. and the registrant (incorporated herein by this
         reference to Exhibit 10.37 to the registrant's quarterly
         report on Form 10-Q for the period ended September 30,
         1999).
10.9     Addendum to Facility Lease dated July 29, 1999 between ASP
         Scripps, L.L.C. and the registrant (incorporated herein by this reference to Exhibit 10.38 to the registrant's
         quarterly report on Form 10-Q for the period ended September
         30, 1999).
10.10    Sublease Agreement dated July 29, 1999 between Canon
         Computer Systems, Inc. and the registrant (incorporated
         herein by this reference to Exhibit 10.39 to the
         registrant's quarterly report on Form 10-Q for the period
         ended September 30, 1999).
10.11    Agreement of Non-Disturbance and Attornment dated July 28,
         1999 between ASP Scripps, L.L.C. and the registrant
         (incorporated herein by this reference to Exhibit 10.4 to
         the registrant's quarterly report on Form 10-Q for the
         period ended September 30, 1999).
10.12    Consent to Sublease Agreement dated July 28, 1999 between
         ASP Scripps, L.L.C., Canon Computer Systems, Inc. and the
         registrant (incorporated herein by this reference to Exhibit
         10.41 to the registrant's quarterly report on Form 10-Q for the period ended September 30, 1999).
10.13    Sublease Agreement dated September 26, 2000 between the
         registrant and Canon Computer Systems, Inc.*
10.14    Severance Agreement between the registrant and Aram H.
         Keith.*
10.15    Severance Agreement between the registrant and Eric C.
         Nielsen.*
10.16    Severance Agreement between the registrant and Gary C.
         Campanaro.*
21       List of Subsidiaries.*
23       Consent of Independent Auditors.*
24       Power of Attorney (included on signature page hereof).*

---------------
* Filed herewith.