Form 10-K/A
period 2000-12-31
KEITH COMPANIES INC
filed 2001-04-09
CIK 1080922

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------


                                  FORM 10-K/A


                                AMENDMENT NO. 1

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]


     The number of shares outstanding of the registrant's common stock as of March 23, 2001 was 5,369,997 shares. Based on the closing sale price on the Nasdaq National Market on March 27, 2001, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $74,161,000.(1)

                      DOCUMENTS INCORPORATED BY REFERENCE

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


                          ANNUAL REPORT ON FORM 10-K/A

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

     We have a reputation for providing high quality services, which is strengthened due to the personal relationships developed between our staff and representatives of clients and agencies. We have been awarded many projects either due to our expertise in working with an agency or project type or because a particular client desires to work with, and can count on, specific project managers. In addition, we have received numerous awards for technical excellence including:

     - Award of Excellence from the California Council of Civil Engineers and Land Surveyors;

     - Certificate of Recognition from the County of San Bernardino Board of Supervisors;

     - Letter of Appreciation from the State of California Department of General Services;


     - Project of the Year from the Orange County Branch of the American Society of Civil Engineers;


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


     We are the master engineer of a master-planned residential resort community located in the central valley region of California. This 30,000-acre site is comprised of five villages, and consists of approximately 5,000 residential units, six golf courses, a hotel and convention center, two wineries, a swim and tennis club and 85 acres of retail and commercial development. Our responsibilities on this project include the civil engineering design of all onsite and offsite improvements, such as roadways, water, sewer and drainage systems and grading. We are also providing surveying and mapping services; coordinating with the environmental consultants; providing construction management services; and providing bid and finance administration services. We anticipate that this project will have a duration of more than 20 years.


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


                 REAL ESTATE                            PUBLIC WORKS/INFRASTRUCTURE
                 -----------                            ---------------------------
Centex Homes                                   City of Rancho Mirage
Del Webb                                       Coachella Valley Water District
Pulte Home Corporation                         Central Utah Water Conservancy District
ProLogis                                       Orange County Transportation Authority
Shea Homes                                     Colorado Department of Transportation
The Irvine Company                             Arizona Department of Transportation
Thomas & Mack Development Company              Metropolitan Water District of Southern
                                               California

INDUSTRIAL/ENERGY                              COMMUNICATIONS
---------------------------------------------  ---------------------------------------------
California Energy Commission                   Mountain Union Telecom
Clorox Products Company                        Sprint Spectrum, L.P.
Enron Energy Services                          Velocitel, Inc.
E&J Gallo Winery                               Whalen & Company
Kellogg Co.                                    ATI
PG&E National Energy Group                     Delta Aviation Services, L.P.
New United Motors Manufacturing, Inc.          Scientech, Inc.
  (NUMMI -- GM & Toyota)


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

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


     This Annual Report on Form 10-K/A contains certain forward-looking statements, including among others:


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


     You can identify forward-looking statements generally by the use of forward-looking terminology such as "believes," "expects," "may," "will," "intends," "plans," "should," "could," "seeks," "pro forma," "anticipates," "estimates," "continues," or other variations thereof, including their use in the negative, or by discussions of strategies, opportunities, plans or intentions. You may find these forward-looking statements under the captions "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business," as well as under other captions elsewhere in this Annual Report on Form 10-K/A. A number of factors could cause results to differ materially from those anticipated by such forward-looking statements, including those discussed under "Risk Factors" and "Business." These forward-looking statements necessarily depend upon assumptions and estimates that may prove to be incorrect. Although we believe that the assumptions and estimates reflected in the forward-looking statements contained in this Annual Report on Form 10-K/A are reasonable, we cannot guarantee that we will achieve our plans, intentions or expectations. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ in significant ways from any future results expressed or implied by the forward-looking statements.


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


     The historical statements of income data for the years ended December 31, 1998, 1999 and 2000, and the historical balance sheet data as of December 31, 1999 and 2000, have been derived from our historical consolidated financial statements audited by KPMG LLP, independent auditors, which consolidated financial statements and independent auditors' report are included elsewhere in this Annual Report on Form 10-K/A. The historical statements of income data for the years ended December 31, 1996 and 1997, and the historical balance sheet data as of December 31, 1996, 1997 and 1998, have been derived from our audited historical consolidated financial statements which are not included in this Annual Report on Form 10-K/A.


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

     The following information should be read in conjunction with our consolidated financial statements and the related notes and our "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are included elsewhere in this Annual Report on Form 10-K/A.


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion should be read in conjunction with the consolidated financial statements of TKCI and its subsidiaries and the related notes and the other financial information included elsewhere in this Annual Report on Form 10-K/A. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of any number of factors, including those set forth under "Risk Factors" and under other captions contained elsewhere in this Annual Report on Form 10-K/A.


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


                                                                             QUARTERLY RESULTS
                                          ---------------------------------------------------------------------------------------
                                                                            THREE MONTHS ENDED
                                          ---------------------------------------------------------------------------------------
                                          MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                            1999       1999       1999        1999       2000       2000       2000        2000
                                          --------   --------   ---------   --------   --------   --------   ---------   --------
                                                                              (IN THOUSANDS)
CONSOLIDATED STATEMENTS OF INCOME DATA:

Gross revenue...........................   $9,999     $9,471     $11,397    $12,217    $13,107    $13,567     $14,541    $16,620
                                           ------     ------     -------    -------    -------    -------     -------    -------
  Net revenue...........................    8,969      8,643      10,658     11,366     12,419     12,681      13,638     14,643
Costs of revenue........................    5,914      5,786       7,350      7,937      8,382      8,307       8,448      9,225
                                           ------     ------     -------    -------    -------    -------     -------    -------
  Gross profit..........................    3,055      2,857       3,308      3,429      4,037      4,374       5,190      5,418
Selling, general and administrative
  expenses..............................    1,896      1,797       2,211      2,439      2,650      2,486       2,756      2,942
                                           ------     ------     -------    -------    -------    -------     -------    -------
  Income from operations................    1,159      1,060       1,097        990      1,387      1,888       2,434      2,476
Interest expense........................      260        268         149        130        107         88          65         81
Other expenses (income), net............      (19)       (10)        132        (87)        10         22        (111)         4
                                           ------     ------     -------    -------    -------    -------     -------    -------
  Income before provision for income
    taxes...............................      918        802         816        947      1,270      1,778       2,480      2,391
Provision for income taxes..............      389        340         347        390        508        711         992        988
                                           ------     ------     -------    -------    -------    -------     -------    -------
  Net income............................      529        462         469        557        762      1,067       1,488      1,403
Reversal (accretion) of redeemable
  securities to redemption value, net...      (57)       (57)        344         --         --         --          --         --
                                           ------     ------     -------    -------    -------    -------     -------    -------
  Net income available to common
    shareholders........................   $  472     $  405     $   813    $   557    $   762    $ 1,067     $ 1,488    $ 1,403
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

                                    PART III


     The information required by Items 10 through 13 of this report is set forth in the sections entitled "Directors and Executive Officers," "Executive Compensation," "Security Ownership of Certain Beneficial Owners and Management," and "Certain Relationships and Related Transactions" in our Proxy Statement for our 2001 Annual Meeting of Shareholders. Such information is incorporated in this Annual Report on Form 10-K/A and made a part hereof by reference.


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
10.14    Severance Agreement between the registrant and Aram H.
         Keith.*
10.15    Severance Agreement between the registrant and Eric C.
         Nielsen.*
10.16    Severance Agreement between the registrant and Gary C.
         Campanaro.*
21       List of Subsidiaries.*
23       Consent of Independent Auditors.*
24       Power of Attorney.*


---------------

* Previously filed as an exhibit to the Annual Report on Form 10-K to which this amendment relates.


     (b) Reports on Form 8-K.

     On October 27, 2000, we filed a Current Report on Form 8-K, relating to the announcement of the acquisition of all the outstanding shares of common stock of Crosby, Mead, Benton & Associates.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Keith Companies, Inc. has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          THE KEITH COMPANIES, INC.

                                          By:       /s/ ARAM H. KEITH
                                            ------------------------------------
                                                       Aram H. Keith
                                                  Chief Executive Officer


April 6, 2001



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons in the capacities and on the date indicated.



                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                  /s/ ARAM H. KEITH                       Chief Executive Officer,      April 6, 2001
-----------------------------------------------------     Chairman of the Board and
                    Aram H. Keith                       Director (Principal Executive
                                                                  Officer)

                          *                             President and Chief Operating   April 6, 2001
-----------------------------------------------------              Officer
                   Eric C. Nielsen

                /s/ GARY C. CAMPANARO                     Chief Financial Officer,      April 6, 2001
-----------------------------------------------------      Secretary and Director
                  Gary C. Campanaro                       (Principal Financial and
                                                             Accounting Officer)

                          *                                       Director              April 6, 2001
-----------------------------------------------------
              Walter W. Cruttenden, III

                          *                                       Director              April 6, 2001
-----------------------------------------------------
                  George Deukmejian

                          *                                       Director              April 6, 2001
-----------------------------------------------------
                Christine Diemer Iger

             *By: /s/ GARY C. CAMPANARO
  ------------------------------------------------
                 Gary C. Campanaro,
                  Attorney In Fact

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 2.1     Stock Purchase Agreement dated October 13, 2000 by and among the registrant, Crosby, Mead Benton & Associates and the
         shareholders named therein.*
 2.2     Asset Purchase Agreement dated January 31, 2001 among Hook &
         Associates Engineering, Inc., the shareholders of Hook &
         Associates Engineering, Inc., HEA Acquisition, Inc. and the
         registrant (incorporated herein by this reference to Exhibit
         2.1 to the registrant's current report on Form 8-K filed
         with the Commission on February 15, 2001).
 2.3     Certificate of Ownership of John M. Tettemer & Associates,
         Ltd. by the registrant effective as of December 31, 2000.*
 3.1     Amended and Restated Articles of Incorporation of the
         registrant (incorporated herein by this reference to Exhibit
         3.1 to the registrant's registration statement of Form S-1, registration number 333-77273).
 3.2     Amended and Restated Bylaws of the registrant (incorporated herein by this reference to Exhibit 3.2 to the registrant's registration statement on Form S-1, registration number
         333-77273).
 4.1     Specimen Stock Certificate (incorporated herein by this
         reference to Exhibit 4.1 to the registrant's registration
         statement on Form S-1, registration number 333-77273).
10.1     Amended and Restated 1994 Stock Incentive Plan.*
10.2     Form of Indemnification Agreement (incorporated by this
         reference to Exhibit 10.2 to the registrant's registration statement of Form S-1, registration number 333-77273).
10.3     Wells Fargo Bank Line of Credit Note dated September 1, 1999 between the registrant and Wells Fargo Bank, National
         Association (incorporated herein by this reference to
         Exhibit 10.35 to the registrant's quarterly report on Form
         10-Q for the period ended September 30, 1999).
10.4     Wells Fargo Bank Credit Agreement dated September 1, 1999
         between the registrant and Wells Fargo Bank, National
         Association (incorporated herein by this reference to
         Exhibit 10.36 to the registrant's quarterly report on Form
         10-Q for the period ended September 30, 1999).
10.5     First Amendment to Credit Agreement dated September 3, 2000 by and between the registrant, John M. Tettemer &
         Associates, Ltd and Wells Fargo Bank, National Association.*
10.6     Second Amendment to Credit Agreement dated October 2, 2000 by and between the registrant, John M. Tettemer &
         Associates, Ltd and Wells Fargo Bank, National Association.*
10.7     Third Amendment to Credit Agreement dated November 3, 2000 by and between the registrant, John M. Tettemer &
         Associates, Ltd and Wells Fargo Bank, National Association.*
10.8     Facility Lease dated July 29, 1999 between ASP Scripps,
         L.L.C. and the registrant (incorporated herein by this
         reference to Exhibit 10.37 to the registrant's quarterly
         report on Form 10-Q for the period ended September 30,
         1999).
10.9     Addendum to Facility Lease dated July 29, 1999 between ASP
         Scripps, L.L.C. and the registrant (incorporated herein by this reference to Exhibit 10.38 to the registrant's
         quarterly report on Form 10-Q for the period ended September
         30, 1999).
10.10    Sublease Agreement dated July 29, 1999 between Canon
         Computer Systems, Inc. and the registrant (incorporated
         herein by this reference to Exhibit 10.39 to the
         registrant's quarterly report on Form 10-Q for the period
         ended September 30, 1999).
10.11    Agreement of Non-Disturbance and Attornment dated July 28,
         1999 between ASP Scripps, L.L.C. and the registrant
         (incorporated herein by this reference to Exhibit 10.4 to
         the registrant's quarterly report on Form 10-Q for the
         period ended September 30, 1999).
10.12    Consent to Sublease Agreement dated July 28, 1999 between
         ASP Scripps, L.L.C., Canon Computer Systems, Inc. and the
         registrant (incorporated herein by this reference to Exhibit
         10.41 to the registrant's quarterly report on Form 10-Q for the period ended September 30, 1999).
10.13    Sublease Agreement dated September 26, 2000 between the
         registrant and Canon Computer Systems, Inc.*
10.14    Severance Agreement between the registrant and Aram H.
         Keith.*
10.15    Severance Agreement between the registrant and Eric C.
         Nielsen.*
10.16    Severance Agreement between the registrant and Gary C.
         Campanaro.*
21       List of Subsidiaries.*
23       Consent of Independent Auditors.*
24       Power of Attorney.*


---------------

* Previously filed as an exhibit to the Annual Report on Form 10-K to which this amendment relates.