Form 10-Q
period 2001-03-31
KEITH COMPANIES INC
filed 2001-05-14
CIK 1080922

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                         Commission File Number 0-26561


                            THE KEITH COMPANIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            California                                           33-0203193
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


                2955 REDHILL AVENUE, COSTA MESA, CALIFORNIA 92626
--------------------------------------------------------------------------------
              (Address of principal executive offices and zip code)


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
Yes  X        No
    ---          ---

The number of outstanding shares of the registrant's common stock as of May 1, 2001 was 5,405,784.

                   THE KEITH COMPANIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets                               2

                  Consolidated Statements of Income                         3

                  Consolidated Statements of Cash Flows                     4

                  Notes to the Consolidated Financial Statements            5

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             9

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk                                              11

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                        13

         Item 2.  Changes in Securities and Use of Proceeds                13

         Item 3.  Defaults Upon Senior Securities                          13

         Item 4.  Submission of Matters to a Vote of Security Holders      13

         Item 5.  Other Information                                        13

         Item 6.  Exhibits and Reports on Form 8-K                         13

Signatures                                                                 14

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                   THE KEITH COMPANIES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                    March 31,        December 31,
                                                                      2001              2000
                                                                  -----------        -----------
                                                                  (Unaudited)
                          ASSETS

Current assets: ..........................................
  Cash and cash equivalents ..............................        $ 1,478,000        $ 1,043,000
  Contracts and trade receivables, net of allowance
    for doubtful accounts of $1,153,000 and $1,166,000
    at March 31, 2001 and December 31, 2000, respectively          14,490,000         12,089,000
  Other receivables ......................................            200,000            211,000
  Costs and estimated earnings in excess of billings .....          7,448,000          6,334,000
  Prepaid expenses and other current assets ..............            554,000            555,000
  Deferred offering costs ................................            285,000                 --
                                                                  -----------        -----------
      Total current assets ...............................         24,455,000         20,232,000
Equipment and leasehold improvements, net ................          5,380,000          4,713,000
Goodwill, net of accumulated amortization of $437,000
  and $329,000 at March 31, 2001 and December 31, 2000,
  respectively ...........................................         10,720,000          8,128,000
Other assets .............................................            273,000            239,000
                                                                  -----------        -----------
           Total assets ..................................        $40,828,000        $33,312,000
                                                                  ===========        ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Line of credit .........................................        $ 1,669,000        $ 2,025,000
  Current portion of long-term debt and capital lease
    obligations ..........................................          3,253,000          3,359,000
  Trade accounts payable .................................          2,295,000          1,689,000
  Accrued employee compensation ..........................          3,042,000          2,467,000
  Current portion of deferred tax liabilities ............          1,541,000          1,541,000
  Other accrued liabilities ..............................          2,141,000            807,000
  Billings in excess of costs and estimated earnings .....          1,620,000          1,001,000
                                                                  -----------        -----------
      Total current liabilities ..........................         15,561,000         12,889,000

Long-term debt and capital lease obligations, less
  current portion ........................................          1,649,000            361,000
Issuable common stock ....................................          1,700,000          1,000,000
Deferred tax liabilities .................................            719,000            719,000
Accrued rent .............................................            120,000            104,000
                                                                  -----------        -----------
           Total liabilities .............................         19,749,000         15,073,000
                                                                  -----------        -----------

Shareholders' equity:
  Preferred stock, $0.001 par value. Authorized 5,000,000
    shares; no shares issued or outstanding ..............                 --                 --
  Common stock, $0.001 par value. Authorized 100,000,000
    shares at March 31, 2001 and December 31, 2000;
    issued and outstanding 5,376,846 and 5,115,882
    shares at March 31, 2001 and December 31, 2000,
    respectively .........................................              5,000              5,000
  Additional paid-in capital .............................         13,919,000         12,453,000
  Retained earnings ......................................          7,155,000          5,781,000
                                                                  -----------        -----------
      Total shareholders' equity .........................         21,079,000         18,239,000
                                                                  -----------        -----------
      Total liabilities and shareholders' equity .........        $40,828,000        $33,312,000
                                                                  ===========        ===========

        See accompanying notes to the consolidated financial statements.

                   THE KEITH COMPANIES, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income
                                   (Unaudited)

                                                    For the Three Months Ended
                                                   ----------------------------
                                                    March 31,        March 31,
                                                      2001             2000
                                                   -----------     -----------
Gross revenue ..................................   $18,702,000     $13,107,000
Subcontractor costs ............................     2,080,000         688,000
                                                   -----------     -----------
        Net revenue ............................    16,622,000      12,419,000
Costs of  revenue ..............................    10,897,000       8,382,000
                                                   -----------     -----------
        Gross profit ...........................     5,725,000       4,037,000
Selling, general and administrative expenses ...     3,284,000       2,650,000
                                                   -----------     -----------
        Income from operations .................     2,441,000       1,387,000
Interest expense ...............................       142,000         107,000
Other expenses, net ............................         9,000          10,000
                                                   -----------     -----------
        Income before provision for income taxes     2,290,000       1,270,000
Provision for income taxes .....................       916,000         508,000
                                                   -----------     -----------
        Net income .............................     1,374,000         762,000
                                                   ===========     ===========
Earnings per share data:
        Basic ..................................   $      0.26     $      0.15
                                                   ===========     ===========
        Diluted ................................   $      0.24     $      0.15
                                                   ===========     ===========
Weighted average number of shares outstanding:
        Basic ..................................     5,243,887       4,959,107
                                                   ===========     ===========
        Diluted ................................     5,839,877       5,241,667
                                                   ===========     ===========


        See accompanying notes to the consolidated financial statements.

                   THE KEITH COMPANIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                       For the Three Months Ended
                                                                    -------------------------------
                                                                     March 31,            March 31,
                                                                       2001                 2000
                                                                    -----------         -----------
Cash flows from operating activities:
  Net income ...............................................        $ 1,374,000         $   762,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization ............................        545,000             353,000
      Loss (gain) on sale of equipment .........................         (4,000)              4,000
      Tax benefit from exercise of stock options ...............        548,000                  --
      Changes in operating assets and liabilities, net
        of effects from acquisition:
        Contracts and trade receivables, net .................         (254,000)           (694,000)
        Other receivables ....................................           11,000              (7,000)
        Costs and estimated earnings in excess of billings ...       (1,002,000)           (720,000)
        Prepaid expenses and other current assets ............           13,000             231,000
        Other assets .........................................          (37,000)            (14,000)
        Trade accounts payable and accrued liabilities .......        1,307,000             741,000
        Billings in excess of costs and estimated earnings ...          421,000              83,000
                                                                    -----------         -----------
          Net cash provided by operating activities ..........        2,922,000             739,000
                                                                    -----------         -----------

Cash flows from investing activities:
  Net cash expended for acquisition ........................         (1,530,000)                 --
  Additions to equipment and leasehold improvements, net ...           (409,000)           (280,000)
  Proceeds from sale of equipment ..........................              6,000                  --
                                                                    -----------         -----------
        Net cash used in investing activities ..............         (1,933,000)           (280,000)
                                                                    -----------         -----------
Cash flows from financing activities:
  Payments on line of credit, net ..........................           (625,000)           (985,000)
  Principal payments on long-term debt and capital lease
    obligations, including current portion .................           (348,000)           (374,000)
  Repurchase of common stock ...............................                 --            (101,000)
  Proceeds from exercise of stock options ..................            419,000              17,000
                                                                    -----------         -----------
        Net cash used in financing activities ..............           (554,000)         (1,443,000)
                                                                    -----------         -----------
        Net increase (decrease) in cash and cash equivalents            435,000            (984,000)
Cash and cash equivalents, beginning of period .............          1,043,000           1,569,000
                                                                    -----------         -----------
Cash and cash equivalents, end of period ...................        $ 1,478,000         $   585,000
                                                                    ===========         ===========

See supplemental cash flow information at Note 6.


        See accompanying notes to the consolidated financial statements.

                   THE KEITH COMPANIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying consolidated balance sheet as of March 31, 2001, and the consolidated statements of income and cash flows for the three months ended March 31, 2001 and 2000, are unaudited and in the opinion of management include all adjustments necessary to present fairly the information set forth therein, which consist solely of normal recurring adjustments. All significant intercompany transactions have been eliminated and certain reclassifications have been made to prior periods' consolidated financial statements to conform to the current period presentation. The results of operations for these interim periods are not necessarily indicative of results for the full year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K/A of The Keith Companies, Inc. (together with its subsidiaries, the "Company") for the fiscal year ended December 31, 2000 as certain disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

2.   PER SHARE DATA

     Basic earnings per share ("EPS") is computed by dividing net income during the period by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income during the period by the weighted average number of shares that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period, net of shares assumed to be repurchased using the treasury stock method.

     The following is a reconciliation of the denominator for the basic EPS computation to the denominator of the diluted EPS computation:

                                                          For the Three Months Ended
                                                          --------------------------
                                                           March 31,      March 31,
                                                             2001           2000
                                                          ----------     ----------
     Weighted average shares used for the basic EPS
        computation ....................................  5,243,887      4,959,107
     Incremental shares from the assumed exercise of
       dilutive stock options and stock warrants,
       issuable shares and contingently issuable shares     595,990        282,560
                                                          ---------      ---------
     Weighted average shares used for the diluted EPS
        computation ....................................  5,839,877      5,241,667
                                                          =========      =========

     In conjunction with certain acquisitions, the Company agreed to pay consideration consisting of shares of its common stock. As a result, the Company estimated and included 149,882 and 120,000 weighted average issuable and contingently issuable shares in its weighted average shares used for the diluted EPS computation for the three months ended March 31, 2001 and 2000, respectively. These estimates are based upon the number of shares that are issuable at March 31, 2001 and that would have been issuable at March 31, 2000 and through the date of issuance in 2001, weighted for the assumed period the shares were outstanding (commencing the later of the date of acquisition or the beginning of the fiscal year).

     Anti-dilutive weighted potential common shares excluded from the above calculations were 2,383 and 546,356 for the three months ended March 31, 2001 and 2000, respectively.

3.   ACQUISITIONS

     On January 31, 2001, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Hook & Associates Engineering, Inc. ("Hook") for an estimated purchase price of $4,430,000. The purchase price consisted of $1,530,000 in cash, $1,200,000 of issuable common stock of the Company, a subordinated promissory note in the original amount of $1,300,000 and an estimated $400,000 to be paid in cash related to the income tax effects to the seller. The common stock of the Company is to be issued in two

                   THE KEITH COMPANIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

     installments; 34,188 shares were issued in February 2001 with a value of $500,000, with the remaining $700,000 to be issued in 2002. The issuance of the $700,000 of common stock and the amount of the subordinated promissory note are subject to certain adjustments extending up to one year from the date of acquisition related to the book values of net assets acquired, cash, accounts receivable, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings as of December 31, 2000.

     This acquisition was accounted for using the purchase method of accounting. Accordingly, the Company recorded goodwill of $2,716,000, which represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed. Such amount is being amortized over a period of 25 years.

     The following unaudited pro forma data presents information as if the acquisition of Hook had occurred on January 1, 2000. The pro forma data is provided for information purposes only and is based on historical information. The pro forma data does not necessarily reflect the actual results of operations that would have occurred had Hook and the Company comprised a single entity during the periods presented, nor is it necessarily indicative of future results of operations of the combined entities.

                                                    PRO FORMA FOR THE
                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                              -----------------------------
                                                  2001              2000
                                              -----------       -----------
     Net revenue..........................    $17,281,000       $13,949,000
     Net income...........................    $ 1,401,000       $   824,000
     Basic earnings per share.............    $      0.27       $      0.17

4.   INDEBTEDNESS

     In September 1999, the Company entered into a line of credit agreement with a bank, which consists of a working capital component with a maximum outstanding principal balance of $6.0 million, maturing on September 3, 2001, and an equipment component which matured on January 3, 2001. The Company elected not to amend or extend the equipment component and may reestablish this component when the Company renews the working capital component in 2001. At March 31, 2001, the outstanding borrowings under the working capital component of the line of credit was approximately $1,700,000, bearing interest at prime (8.0%, at such date). The borrowings on the line of credit agreement were used primarily to fund the Company's working capital needs and the acquisition of Hook.

5.   SEGMENT AND RELATED INFORMATION

     The Company evaluates performance and makes resource allocation decisions based on the overall type of services provided to customers. For financial reporting purposes, the Company has grouped its operations into two primary reportable segments; Real Estate Development, Public Works/Infrastructure and Communications ("REPWIC") and Industrial/Energy ("IE"). The REPWIC segment includes engineering and consulting services for the development of both private projects, such as residential communities, commercial and industrial properties and recreational projects; public works/infrastructure projects, such as transportation and water/sewage facilities; and site acquisition and construction management services for wireless telecommunications. The IE segment provides the technical expertise and management required to design and test manufacturing facilities and processes and to facilitate the construction of alternate electrical power systems that supplement public power supply and large scale power consumers.

                   THE KEITH COMPANIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

     The following tables set forth certain information regarding the Company's operating segments for the three months ended March 31, 2001 and 2000:

                                       FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                ------------------------------------------------------
                                                            CORPORATE
                                  REPWIC          IE          COSTS       CONSOLIDATED
                                -----------   ----------   -----------    ------------
Net revenue .................   $15,394,000   $1,228,000   $        --    $16,622,000
Income (loss) from operations   $ 3,728,000   $  125,000   $(1,412,000)   $ 2,441,000
Identifiable assets .........   $38,788,000   $2,040,000   $        --    $40,828,000


                                       FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                ------------------------------------------------------
                                                            CORPORATE
                                  REPWIC          IE          COSTS       CONSOLIDATED
                                -----------   ----------   -----------    ------------
Net revenue .................   $11,282,000   $1,137,000   $        --    $12,419,000
Income (loss) from operations   $ 2,376,000      212,000   $(1,201,000)   $ 1,387,000
Identifiable assets .........   $22,553,000   $1,366,000   $        --    $23,919,000

6. SUPPLEMENTAL CASH FLOW INFORMATION

                                                      FOR THE THREE MONTHS
                                                        ENDED MARCH 31,
                                                      -------------------
                                                        2001       2000
                                                      --------   --------
Supplemental disclosure of cash flow information:

  Cash paid for interest ..........................   $ 55,000   $114,000
                                                      ========   ========
  Cash paid for income taxes ......................   $     --   $204,000
                                                      ========   ========
Noncash financing and investing activities:
  Purchase price adjustment to goodwill and
    accrued liabilities ...........................   $(16,000)  $     --
                                                      ========   ========
  Insurance financing .............................   $     --   $115,000
                                                      ========   ========
  Deferred offering costs .........................   $285,000   $     --
                                                      ========   ========
  Issuable common stock issued ....................   $500,000   $     --
                                                      ========   ========

The acquisition of Hook on January 31, 2001 resulted in the following increases:

Contracts and trade receivables ........................   $(2,147,000)
Costs and estimated earnings in excess of billings .....      (112,000)
Other current assets ...................................       (12,000)
Goodwill ...............................................    (2,716,000)
Equipment and leasehold improvements ...................      (696,000)
Other assets ...........................................       (12,000)
Line of credit .........................................       269,000
Billings in excess of costs and estimated earnings .....       198,000
Long term debt, including current portion ..............     1,530,000
Accounts payable, accrued expenses and other liabilities       968,000
Issuable common stock ..................................     1,200,000
                                                           -----------
     Net cash expended for acquisition .................   $(1,530,000)
                                                           ===========

                   THE KEITH COMPANIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

7.   SUBSEQUENT EVENT

     On May 7, 2001, the Company completed a secondary offering of an aggregate of 2.0 million shares of common stock, of which 1,750,000 shares were sold by the Company and 250,000 shares were sold by selling shareholders. The public offering price was $16.00 per share which resulted in proceeds to the Company, net of underwriting fees and estimated offering expenses, of approximately $25,633,000.

     The Company and the selling shareholders have granted the underwriters an over-allotment option, which is exercisable through June 15, 2001, to purchase up to an aggregate of 300,000 additional shares of common stock at the public offering price of $16.00 per share, less underwriting fees. If the over-allotment option is exercised by the underwriters, the Company anticipates that 150,000 of such over-allotment shares will be sold by the Company with the remaining sold by the selling shareholders.

     The Company intends to use the net proceeds from the secondary offering for general corporate purposes, including working capital, and may use the proceeds for the repayment of the line of credit balance. In addition, the Company may use a portion of the net proceeds to acquire other businesses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes included elsewhere in this Form 10-Q and the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000 filed by the Company. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of any number of factors, including those set forth under "Risk Factors" and elsewhere in the Annual Report on Form 10-K/A filed by the Company. In this Management's Discussion and Analysis of Financial Condition and Results of Operations section, references to "TKCI", "we", "our" and "us" mean the Company.

OVERVIEW

We derive most of our revenue from professional service activities. The majority of these activities are billed under various types of contracts with our clients, including fixed price and time and material contracts. Most of our time and material contracts have not-to-exceed provisions. Revenue is recognized on the percentage of completion method of accounting based on the proportion of actual direct contract costs incurred to total estimated direct contract costs. We believe that costs incurred are the best available measure of progress towards completion on the contracts. In the course of providing services, we sometimes subcontract for various services. These costs are included in billings to clients and, in accordance with industry practice, are included in our gross revenue. Because subcontractor services can change significantly from project to project, changes in gross revenue may not be indicative of business trends. Accordingly, we also report net revenue, which is gross revenue less subcontractor costs. Our revenue is generated from a large number of relatively small contracts.

A substantial portion of our net revenue is derived from services rendered in connection with commercial and residential real estate development projects. The real estate market has historically experienced pronounced business cycles. Our consolidated results of operations can be adversely impacted by downturns in the real estate market. Based upon the number of building permits issued, the last peak of the business cycle in the southern California real estate market was in 1989 and the last trough was in 1996. A majority of our net revenue for the periods presented, was derived from services rendered in southern California. Consequently, adverse economic conditions affecting the southern California economy could also have an adverse effect on our consolidated results of operations. We anticipate that as we consummate acquisitions in the future, the concentration of revenue from both real estate development and in southern California may decline.

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

RESULTS OF OPERATIONS

The following table sets forth unaudited historical consolidated operating results for each of the periods presented as a percentage of net revenue:

                                                            FOR THE THREE
                                                            MONTHS ENDED
                                                              MARCH 31,
                                                         ------------------
                                                         2001          2000
                                                         ----          ----
  Gross revenue.................................         113%          106%
  Subcontractor costs...........................          13%            6%
                                                         ---           ---
       Net revenue..............................         100%          100%
  Costs of revenue..............................          66%           67%
                                                         ---           ---
       Gross profit.............................          34%           33%
  Selling, general and administrative expenses..          20%           21%
                                                         ---           ---
       Income from operations...................          14%           12%
  Interest expense..............................           1%            2%
                                                         ---           ---
       Income before provision for income taxes.          13%           10%
  Provision for income taxes....................           5%            4%
                                                         ---           ---
        Net income..............................           8%            6%
                                                         ===           ===

THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

Net Revenue. Net revenue for the three months ended March 31, 2001 was $16.6 million compared to $12.4 million for the three months ended March 31, 2000, an increase of $4.2 million, or 34%. The growth in net revenue resulted primarily from the acquisitions of Crosby Mead Benton & Associates in October 2000 and Hook & Associates Engineering, Inc. in January 2001, which together contributed $2.8 million of net revenue. Excluding the revenue from these acquisitions, net revenue grew $1.4 million, or 11%, compared to the three months ended March 31, 2000. This net revenue growth is attributable largely to growth in the Company's surveying and civil engineering services, resulting primarily from the strong demand for real estate in California and Nevada. Subcontractor costs, as a percentage of net revenue, increased to 13% for the three months ended March 31, 2001 compared to 6% for the three months ended March 31, 2000. The percentage increase in subcontractor costs for the three months ended, resulted primarily from a significant increase in subcontract services for a large contract in our industrial/energy segment.

Gross Profit. Gross profit for the three months ended March 31, 2001 was $5.7 million compared to $4.0 million for the three months ended March 31, 2000, an increase of $1.7 million, or 42%. As a percentage of net revenue, gross profit increased to 34% for the three months ended March 31, 2001 compared to 33% for the three months ended March 31, 2000. The gross profit percentage for the three months ended March 31, 2001 was negatively impacted by lower margins related to the acquisition of Hook & Associates Engineering, Inc. in January 2001, while the gross profit percentage for the three months ended March 31, 2000 was reduced by lower margins on two large projects. Excluding the effects of these items, the gross profit percentage increased to 35% compared to 34% for the three months ended March 31, 2001 compared to 2000, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2001 was $3.3 million compared to $2.7 million for the three months ended March 31, 2000, an increase of $634,000, or 24%. This increase resulted primarily from the acquisitions of Crosby Mead Benton and Associates and Hook & Associates Engineering, Inc. and the related goodwill amortization. As a percentage of net revenue, selling, general and administrative expenses decreased to 20% for the three months ended March 31, 2001 from 21% for the three months ended March 31, 2000. The percentage decreases were due principally to economies of scale associated with our acquisitions which have resulted in lower administrative costs in comparison to net revenues generated.

Interest Expense. Interest expense for the three months ended March 31, 2001 was $142,000 compared to $107,000 for the three months ended March 31, 2000, an increase of $35,000, or 33%. The increase in interest expense resulted largely from the issuance of a $1.3 million note in connection with the Hook & Associates Engineering, Inc. acquisition and a $1.0 million increase to an existing note related to the 1999 Thompson-Hysell, Inc. acquisition as a result of the attainment of certain 2000 earning targets.

Income Taxes. For the three months ended March 31, 2001, the provision for income taxes was $916,000 compared to $508,000 for the three months ended March 31, 2000, an increase of $408,000. The increase in income tax expense was due to higher taxable income. Our effective income tax rate has remained at approximately 40%, consistent with our effective tax rate during 2000.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our working capital needs and capital expenditure requirements through a combination of internally generated funds, bank borrowings, leases and the sale of our common stock.

Cash and cash equivalents as of March 31, 2001, was $1.5 million compared to $1.0 million as of December 31, 2000. Working capital as of March 31, 2001 was $8.9 million compared to $7.3 million as of December 31, 2000, an increase of $1.6 million or 21%, resulting mainly from the growth in contracts and trade receivables and costs and estimated earnings in excess of billings, primarily due to our acquisitions of Crosby Mead Benton and Associates and Hook & Associates Engineering, Inc. and higher revenue levels. This was partially offset by an increase in other accrued liabilities associated with the acquisition of Hook & Associates Engineering, Inc., deferred offering costs and income tax payable. The debt to equity ratio as of March 31, 2001 remained at
0.31 to 1 compared to December 31, 2000. Net cash provided by operating activities increased $2.2 million to $2.9 million for the three months ended March 31, 2001 compared to $739,000 for the three months ended March 31, 2000. The increase in net cash provided by operating activities was a result of higher income before the effects of depreciation and amortization, tax benefit from the exercise of stock options, an increase in billings in excess of costs and estimated earnings and an increase in trade accounts payable and accrued liabilities. The cash generated from operating activities was used primarily to make principal payments on debt and capital leases, paydown our line of credit, fund capital expenditures, and partially fund our acquisition of Hook & Associates Engineering, Inc. in January 2001.

In September 1999, we entered into a line of credit agreement with a bank, which consists of a working capital component with a maximum outstanding principal balance of $6.0 million, maturing on September 3, 2001, and an equipment component which matured on January 3, 2001. We elected not to amend or extend the equipment component and may reestablish this component when we renew the working capital component in 2001. At March 31, 2001, the outstanding borrowings under the working capital component of the line of credit was approximately
$1.7 million, bearing interest at prime (8.0%, at such date). The borrowings on the line of credit agreement were used primarily to fund our working capital needs and the acquisition of Hook & Associates Engineering, Inc.

Our primary sources of cash include cash generated by operations, net proceeds from our secondary offering and funding under our credit facility. Based upon the successful closing of our secondary public offering and assuming our credit facility is renewed in September 2001, or we are able to arrange for a replacement credit facility with a similar availability, we expect to have sufficient cash resources to fund our anticipated operations, planned capital expenditures and debt reductions for the next 12 months.

INFLATION

Although our operations can be influenced by general economic trends, we do not believe that inflation had a significant impact on our results of operations for the periods presented. Due to the short-term nature of most of our contracts, if costs of revenue increase, we attempt to pass these increases onto our clients.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The table below presents the principal amounts of debt (excluding capital lease obligations of $586,000 and notes payable of $2,372,000 and $1,300,000), weighted average interest rates, fair values and other items required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes as of March 31, 2001.

                                                                                               Fair
                                2001          2002        2003       2004       Total         Value(1)
                             ----------     --------    -------    -------    ----------     ----------
Fixed rate debt (2)......    $  402,000     $125,000    $90,000    $29,000    $  646,000     $  646,000
Weighted average
  interest rate .........           8.4%         7.8%       7.6%       7.7%          8.1%           8.1%
Variable rate debt.......    $1,669,000           --         --         --    $1,669,000     $1,669,000
Weighted average
  interest rate .........           8.0%          --         --         --           8.0%           8.0%

------------
(1) The fair value of fixed rate debt and variable rate debt was determined based on current rates offered for debt instruments with similar risks and maturities.

(2) Fixed rate debt excludes notes payable with carrying amounts of $2,372,000 and $1,300,000 due to the nature of the financing.

As the table incorporates only those exposures that existed as of March 31, 2001, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented in the table has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on those exposures or positions that arise during the period and interest rates.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In March 2000, Clayton Engineering filed a claim against The Irvine Company alleging that The Irvine Company failed to pay Clayton Engineering for the removal of 30,000 cubic yards of dirt in the Peters Wash located in Irvine, California. JMTA had provided engineering design services for The Irvine Company in connection with this project. JMTA was our wholly-owned subsidiary at the time the claim by Clayton was filed and was subsequently merged with and into the Company in December 2000. In January 2001, The Irvine Company filed a claim against JMTA for indemnity. Clayton Engineering is demanding damages in the sum of $2,000,000 against The Irvine Company for construction services rendered and $10,000,000 as a result of consequential loss of business opportunity. Clayton Engineering has made the allegation that plans prepared by JMTA were inaccurate as to the elevation of the bottom of the Peters Wash. The Irvine Company has not stated that JMTA violated the standard of care, but has filed an equitable indemnity cross-complaint against JMTA. No demand for settlement has been made against JMTA. The Company believes that the claim made against it is without merit and intends to defend itself vigorously in this action.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            Exhibit
            Number                    Description
            --------                  -----------

               1.1 Form of Underwriting Agreement (incorporated herein by this reference to Exhibit 1.1 from the registrant's registration statement on Form S-1, registration number 333-58088).

               2.2 Asset Purchase Agreement dated January 31, 2001 among Hook & Associates Engineering, Inc., the shareholders of Hook & Associates Engineering, Inc., HEA Acquisition, Inc. and the registrant (incorporated herein by this reference to Exhibit 2.1 from the registrant's current report on Form 8-K filed with the Commission on February 15, 2001).

         (b) Reports on Form 8-K

             On February 15, 2001, we filed a Current Report on Form 8-K, relating to the announcement of the acquisition of Hook & Associates Engineering, Inc.

             On March 7, 2001, we filed a Current Report on Form 8-K/A to correct the reporting on the original 8-K filed on February 15, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: May 14, 2001                              THE KEITH COMPANIES, INC.


                                                 By: /s/ Aram H. Keith
                                                     ---------------------------
                                                         Aram H. Keith
                                                         Chairman of the Board
                                                         of Directors and Chief
                                                         Executive Officer


                                                 By: /s/ Gary C. Campanaro
                                                     ---------------------------
                                                         Gary C. Campanaro
                                                         Chief Financial Officer
                                                         and Secretary

                                 EXHIBIT INDEX

     EXHIBIT
     NUMBER                       DESCRIPTION
     -------                      -----------

       1.1 Form of Underwriting Agreement (incorporated herein by this reference to Exhibit 1.1 from the registrant's registration statement on Form S-1, registration number 333-58088).

       2.2 Asset Purchase Agreement dated January 31, 2001 among Hook & Associates Engineering, Inc., the shareholders of Hook & Associates Engineering, Inc., HEA Acquisition, Inc. and the registrant (incorporated herein by this reference to Exhibit 2.1 from the registrant's current report on Form 8-K filed with the Commission on February 15, 2001).