Form 10-Q
period 2001-06-30
KEITH COMPANIES INC
filed 2001-08-14
CIK 1080922

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                         Commission File Number 0-26561


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

The number of outstanding shares of the registrant's common stock as of August 1, 2001 was 7,321,847.

                   THE KEITH COMPANIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Consolidated Balance Sheets                                2

                 Consolidated Statements of Income                          3

                 Consolidated Statements of Cash Flows                      4

                 Notes to the Consolidated Financial Statements             5

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations              9

         Item 3. Quantitative and Qualitative Disclosures about
                 Market Risk                                               12

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                         13

         Item 2. Changes in Securities and Use of Proceeds                 13

         Item 3. Defaults Upon Senior Securities                           13

         Item 4. Submission of Matters to a Vote of Security Holders       13

         Item 5. Other Information                                         14

         Item 6. Exhibits and Reports on Form 8-K                          14

Signatures                                                                 15

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                   THE KEITH COMPANIES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                          June 30,       December 31,
                                                                            2001             2000
                                                                         -----------     -----------
                                                                         (Unaudited)
                                     ASSETS
Current assets:
     Cash and cash equivalents .....................................     $15,068,000     $ 1,043,000
     Securities held-to-maturity ...................................      11,086,000              --
     Contracts and trade receivables, net of allowance for
       doubtful accounts of $1,192,000 and $1,166,000 at
       June 30, 2001 and December 31, 2000, respectively ...........      14,113,000      12,089,000
     Costs and estimated earnings in excess of billings ............       8,195,000       6,334,000
     Prepaid expenses and other current assets .....................         790,000         766,000
                                                                         -----------     -----------
          Total current assets .....................................      49,252,000      20,232,000
Equipment and leasehold improvements, net ..........................       5,192,000       4,713,000
Goodwill, net of accumulated amortization of $544,000 and
  $329,000 at June 30, 2001 and December 31, 2000, respectively ....      10,636,000       8,128,000
Other assets .......................................................         251,000         239,000
                                                                         -----------     -----------
          Total assets .............................................     $65,331,000     $33,312,000
                                                                         ===========     ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Line of credit ................................................     $        --     $ 2,025,000
     Current portion of long-term debt and capital lease obligations         621,000       3,359,000
     Trade accounts payable ........................................       1,568,000       1,689,000
     Accrued employee compensation .................................       2,920,000       2,467,000
     Current portion of deferred tax liabilities ...................       1,541,000       1,541,000
     Other accrued liabilities .....................................       2,225,000         807,000
     Billings in excess of costs and estimated earnings ............       1,552,000       1,001,000
                                                                         -----------     -----------
           Total current liabilities ...............................      10,427,000      12,889,000
Long-term debt and capital lease obligations, less current portion .       1,569,000         361,000
Issuable common stock ..............................................       1,700,000       1,000,000
Deferred tax liabilities ...........................................         719,000         719,000
Accrued rent .......................................................         143,000         104,000
                                                                         -----------     -----------
           Total liabilities .......................................      14,558,000      15,073,000
                                                                         -----------     -----------

Shareholders' equity:
     Preferred stock, $0.001 par value. Authorized 5,000,000 shares;
       no shares issued or outstanding .............................              --              --
     Common stock, $0.001 par value. Authorized 100,000,000 shares at June 30, 2001 and December 31, 2000; issued and
       outstanding 7,318,041 and 5,115,882 shares at June 30, 2001
       and December 31, 2000, respectively .........................           7,000           5,000
     Additional paid-in capital ....................................      42,024,000      12,453,000
     Retained earnings .............................................       8,742,000       5,781,000
                                                                         -----------     -----------
           Total shareholders' equity ..............................      50,773,000      18,239,000
                                                                         -----------     -----------
           Total liabilities and shareholders' equity ..............     $65,331,000     $33,312,000
                                                                         ===========     ===========

        See accompanying notes to the consolidated financial statements.

                   THE KEITH COMPANIES, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income
                                   (Unaudited)

                                                       For the Three Months Ended           For the Six Months Ended
                                                                June 30,                           June 30,
                                                     ------------------------------      ------------------------------
                                                         2001              2000              2001              2000
                                                     ------------      ------------      ------------      ------------
Gross revenue ..................................     $ 19,239,000      $ 13,567,000      $ 37,941,000      $ 26,674,000
Subcontractor costs ............................        1,522,000           886,000         3,602,000         1,574,000
                                                     ------------      ------------      ------------      ------------
        Net revenue ............................       17,717,000        12,681,000        34,339,000        25,100,000

Costs of  revenue ..............................       11,356,000         8,307,000        22,253,000        16,689,000
                                                     ------------      ------------      ------------      ------------
        Gross profit ...........................        6,361,000         4,374,000        12,086,000         8,411,000

Selling, general and administrative expenses ...        3,777,000         2,486,000         7,061,000         5,136,000
                                                     ------------      ------------      ------------      ------------
        Income from operations .................        2,584,000         1,888,000         5,025,000         3,275,000

Interest income ................................         (151,000)           (6,000)         (151,000)          (12,000)
Interest expense ...............................           68,000            88,000           210,000           195,000
Other expenses, net ............................           22,000            28,000            31,000            44,000
                                                     ------------      ------------      ------------      ------------
        Income before provision for income taxes        2,645,000         1,778,000         4,935,000         3,048,000

Provision for income taxes .....................        1,058,000           711,000         1,974,000         1,219,000
                                                     ------------      ------------      ------------      ------------
        Net income .............................        1,587,000         1,067,000         2,961,000         1,829,000
                                                     ============      ============      ============      ============
Earnings per share data:

        Basic ..................................     $       0.24      $       0.22      $       0.50      $       0.37
                                                     ============      ============      ============      ============
        Diluted ................................     $       0.23      $       0.20      $       0.46      $       0.35
                                                     ============      ============      ============      ============
Weighted average number of shares outstanding:

        Basic ..................................        6,520,611         4,956,942         5,885,776         4,958,025
                                                     ============      ============      ============      ============
        Diluted ................................        7,037,829         5,238,537         6,442,380         5,254,864
                                                     ============      ============      ============      ============

        See accompanying notes to the consolidated financial statements.

                   THE KEITH COMPANIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                       For the Six Months Ended
                                                                               June 30,
                                                                    -----------------------------
                                                                        2001              2000
                                                                    ------------      -----------
Cash flows from operating activities:
    Net income ................................................     $  2,961,000      $ 1,829,000
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization .........................        1,111,000          715,000
        Loss on sale of equipment .............................           17,000           25,000
        Tax benefit from exercise of stock options ............          548,000               --
        Changes in operating assets and liabilities, net of
          effects from acquisition:
         Contracts and trade receivables, net .................          123,000       (1,738,000)
         Costs and estimated earnings in excess of billings ...       (1,749,000)        (646,000)
         Prepaid expenses and other assets ....................          132,000           16,000
         Trade accounts payable and accrued liabilities .......          826,000        1,208,000
         Billings in excess of costs and estimated earnings ...          354,000          195,000
                                                                    ------------      -----------
           Net cash provided by operating activities ..........        4,323,000        1,604,000
                                                                    ------------      -----------

Cash flows from investing activities:
        Net cash expended for acquisition .....................       (1,530,000)              --
        Additions to equipment and leasehold improvements, net          (873,000)        (480,000)
        Purchase of securities held-to-maturity ...............      (11,086,000)              --
        Proceeds from sale of equipment .......................           19,000               --
                                                                    ------------      -----------
           Net cash used in investing activities ..............      (13,470,000)        (480,000)
                                                                    ------------      -----------
Cash flows from financing activities:
       Payments on line of credit, net ........................       (2,294,000)      (1,125,000)
       Principal payments on long-term debt and capital
         lease obligations, including current portion .........       (3,061,000)        (718,000)
       Repurchase of common stock .............................               --         (136,000)
       Net proceeds from secondary offering ...................       27,979,000               --
       Proceeds from exercise of stock options ................          548,000           22,000
                                                                    ------------      -----------
           Net cash provided by (used in) financing activities        23,172,000       (1,957,000)
                                                                    ------------      -----------
           Net increase (decrease) in cash and cash equivalents       14,025,000         (833,000)
Cash and cash equivalents, beginning of period ................        1,043,000        1,569,000
                                                                    ------------      -----------
Cash and cash equivalents, end of period ......................     $ 15,068,000      $   736,000
                                                                    ============      ===========

See supplemental cash flow information at Note 8.

        See accompanying notes to the consolidated financial statements.

                   THE KEITH COMPANIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements
                                   (Unaudited)


1.  BASIS OF PRESENTATION

    The accompanying consolidated balance sheet as of June 30, 2001, the consolidated statements of income for the three and six months ended June 30, 2001 and 2000, and the consolidated statements of cash flows for the six months ended June 30, 2001 and 2000, are unaudited and in the opinion of management include all adjustments necessary to present fairly the information set forth therein, which consist solely of normal recurring adjustments. All significant intercompany transactions have been eliminated and certain reclassifications have been made to prior periods' consolidated financial statements to conform to the current period presentation. The results of operations for these interim periods are not necessarily indicative of results for the full year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K/A of The Keith Companies, Inc. (together with its subsidiaries, the "Company") for the year ended December 31, 2000 as certain disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

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

    The following is a reconciliation of the denominator for the basic EPS computation to the denominator of the diluted EPS computation:

                                                          For the Three Months     For the Six Months
                                                             Ended June 30,          Ended June 30,
                                                          ---------------------   ---------------------
                                                            2001        2000        2001        2000
                                                          ---------   ---------   ---------   ---------
    Weighted average shares used for the basic EPS
      computation .....................................   6,520,611   4,956,942   5,885,776   4,958,025
    Incremental shares from the assumed exercise of
      dilutive stock options and stock warrants,
      issuable shares and contingently issuable shares      517,218     281,595     556,604     296,839
                                                          ---------   ---------   ---------   ---------
    Weighted average shares used for the diluted EPS
      computation .....................................   7,037,829   5,238,537   6,442,380   5,254,864
                                                          =========   =========   =========   =========

    In conjunction with certain acquisitions, the Company agreed to pay consideration consisting of shares of its common stock. As a result, the Company estimated and included 164,458 and 157,170 weighted average issuable and contingently issuable shares in its weighted average shares used for the diluted EPS computation for the three and six months ended June 30, 2001, respectively, and 148,000 weighted average issuable and contingently issuable shares for the three and six months ended June 30, 2000.

    Anti-dilutive weighted potential common shares excluded from the above calculations were 10,033 and 5,459 for the three and six months ended June 30, 2001, respectively, and 663,736 and 633,461 for the three and six months ended June 30, 2000, respectively.

3.  SECONDARY OFFERING

    In May 2001, the Company completed a secondary offering of an aggregate of
    2.3 million shares of common stock (including an over-allotment of 300,000 shares), of which 1.9 million shares were sold by the Company and 400,000 shares were sold by selling shareholders. The public offering price was $16.00 per share which resulted in proceeds to the Company, net of underwriting fees and offering expenses, of approximately $28 million.

                   THE KEITH COMPANIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements
                                   (Unaudited)


    The Company used a portion of the net proceeds from the secondary offering to repay its line of credit balance and for general corporate purposes, including working capital, and may also use a portion of the net proceeds to acquire other businesses. The remaining balance of the net proceeds has been invested in highly liquid investment grade short-term securities.

4.  SECURITIES HELD-TO-MATURITY

    The Company accounts for its securities held-to-maturity ("Securities") under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115"). Under SFAS No. 115, the Company is required to classify its Securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the intent and ability to hold until maturity. All other securities not included in trading or held-to-maturity categories are classified as available-for-sale. The Company has the ability and intent to hold all of its Securities until maturity and therefore, has classified all of its Securities as held-to-maturity. Accordingly, the Securities are stated at amortized cost.

5.  ACQUISITIONS

    On January 31, 2001, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Hook & Associates Engineering, Inc. ("Hook") for an estimated purchase price of $4,430,000. The purchase price consisted of $1,530,000 in cash, $1,200,000 of issuable common stock of the Company, a subordinated promissory note in the original amount of $1,300,000 and an estimated $400,000 to be paid in cash related to an income tax reimbursement to the seller. The common stock of the Company is to be issued in two installments; 34,188 shares were issued in February 2001 with a value of $500,000, with the remaining $700,000 to be issued in 2002. The issuance of the $700,000 of common stock and the amount of the subordinated promissory note are subject to certain adjustments extending up to one year from the date of acquisition related to the book value of net assets acquired, cash, accounts receivable, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings as of December 31, 2000.

    This acquisition was accounted for using the purchase method of accounting. Accordingly, the Company recorded goodwill of $2,716,000, which represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed. Such amount is being amortized over a period of 25 years. See "Effect of Recent Accounting Pronouncements" for discussion of goodwill amortization.

    The following unaudited pro forma data presents information as if the acquisition of Hook had occurred on both January 1, 2000 and January 1, 2001. The pro forma data is provided for information purposes only and is based on historical information. The pro forma data does not necessarily reflect the actual results of operations that would have occurred had Hook and the Company comprised a single entity during the periods presented, nor is it necessarily indicative of future results of operations of the combined entities.

                                      PRO FORMA                    PRO FORMA
                                 FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                    ENDED JUNE 30,              ENDED JUNE 30,
                               -------------------------   -------------------------
                                  2001          2000          2001           2000
                               -----------   -----------   -----------   -----------
    Net revenue ............   $17,717,000   $14,266,000   $34,998,000   $28,215,000
    Net income .............   $ 1,587,000   $ 1,331,000   $ 2,988,000   $ 2,155,000
    Basic earnings per share   $      0.24   $      0.22   $      0.51   $      0.39

6.  INDEBTEDNESS

    In September 1999, the Company entered into a line of credit agreement with a bank, which consists of a working capital component with a maximum outstanding principal balance of $6.0 million, maturing on September 3, 2001. At June 30, 2001, there were no outstanding borrowings under the working capital component of the line of credit.

                   THE KEITH COMPANIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements
                                   (Unaudited)


7.  SEGMENT AND RELATED INFORMATION

    The Company evaluates performance and makes resource allocation decisions based on the overall type of services provided to customers. For financial reporting purposes, the Company has grouped its operations into two primary reportable segments; Real Estate Development, Public Works/Infrastructure and Communications ("REPWIC") and Industrial/Energy ("IE"). The REPWIC segment includes engineering and consulting services for the development of both private projects, such as residential communities, commercial and industrial properties and recreational projects; public works/infrastructure projects, such as transportation and water/sewage facilities; and site acquisition and construction management services for wireless communications. The IE segment provides the technical expertise and management required to design and test manufacturing facilities and processes and to facilitate the construction of alternate electrical power systems that supplement public power supply and large scale power consumers.

    The following tables set forth certain information regarding the Company's operating segments for the three and six months ended June 30, 2001 and 2000:

                                           FOR THE THREE MONTHS ENDED JUNE 30, 2001
                                    --------------------------------------------------------
                                                                  CORPORATE
                                       REPWIC         IE           COSTS        CONSOLIDATED
                                    -----------   ----------     -----------    ------------
    Net revenue .................   $16,752,000   $   965,000    $        --    $17,717,000
    Income (loss) from operations   $ 4,248,000   $  (103,000)   $(1,561,000)   $ 2,584,000
    Identifiable assets .........   $63,335,000   $ 1,996,000    $        --    $65,331,000

                                          FOR THE THREE MONTHS ENDED JUNE 30, 2000
                                    ------------------------------------------------------
                                                               CORPORATE
                                       REPWIC         IE         COSTS        CONSOLIDATED
                                    -----------   ----------   ---------      ------------
    Net revenue .................   $11,585,000   $1,096,000   $        --    $12,681,000
    Income (loss) from operations   $ 2,945,000   $  132,000   $(1,189,000)   $ 1,888,000
    Identifiable assets .........   $23,714,000   $1,285,000            --    $24,999,000

                                            FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                    ------------------------------------------------------
                                                                CORPORATE
                                       REPWIC         IE          COSTS       CONSOLIDATED
                                    -----------   ----------   -----------    ------------
    Net revenue .................   $32,147,000   $2,192,000   $        --    $34,339,000
    Income (loss) from operations   $ 7,976,000   $   22,000   $(2,973,000)   $ 5,025,000


                                            FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                    ------------------------------------------------------
                                                                CORPORATE
                                       REPWIC         IE          COSTS       CONSOLIDATED
                                    -----------   ----------   -----------    ------------
    Net revenue .................   $22,866,000   $2,234,000   $        --    $25,100,000
    Income (loss) from operations   $ 5,322,000   $  343,000   $(2,390,000)   $ 3,275,000

                   THE KEITH COMPANIES, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements
                                   (Unaudited)


8.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                               FOR THE SIX MONTHS
                                                                 ENDED JUNE 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
    Supplemental disclosure of cash flow information:
          Cash paid for interest ..........................   $215,000   $234,000
                                                              ========   ========
          Cash paid for income taxes ......................   $456,000   $455,000
                                                              ========   ========
    Noncash financing and investing activities:
          Purchase price adjustment to goodwill and trade
            accounts payable and accrued liabilities ......   $  7,000   $     --
                                                              ========   ========
          Insurance financing .............................   $     --   $ 63,000
                                                              ========   ========
          Accrued deferred offering costs .................   $285,000   $     --
                                                              ========   ========
          Transfer of deferred offering costs to additional
            paid in capital ...............................   $285,000   $     --
                                                              ========   ========
          Issuable common stock issued ....................   $500,000   $     --
                                                              ========   ========
          Transfer of leasehold improvements to prepaid
            expenses and other assets .....................   $159,000   $     --
                                                              ========   ========

    The acquisition of Hook on January 31, 2001 resulted in the following increases:


    Contracts and trade receivables ..............................  $(2,147,000)
    Costs and estimated earnings in excess of billings ...........     (112,000)
    Other current assets .........................................      (12,000)
    Equipment and leasehold improvements .........................     (696,000)
    Goodwill .....................................................   (2,716,000)
    Other assets .................................................      (12,000)
    Line of credit ...............................................      269,000
    Long term debt, including current portion ....................    1,530,000
    Accounts payable, accrued expenses and other liabilities .....      968,000
    Billings in excess of costs and estimated earnings ...........      198,000
    Issuable common stock ........................................    1,200,000
                                                                    -----------
         Net cash expended for acquisition .......................  $(1,530,000)
                                                                    ===========

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

RESULTS OF OPERATIONS

The following table sets forth unaudited historical consolidated operating results for each of the periods presented as a percentage of net revenue:

                                                         FOR THE THREE           FOR THE SIX
                                                          MONTHS ENDED           MONTHS ENDED
                                                           JUNE 30,                JUNE 30,
                                                       -----------------      -----------------
                                                        2001        2000       2001        2000
                                                       -----       -----      -----       -----
    Gross revenue ................................     108.6%      107.0%     110.5%      106.3%
    Subcontractor costs ..........................       8.6%        7.0%      10.5%        6.3%
                                                       -----       -----      -----       -----
         Net revenue .............................     100.0%      100.0%     100.0%      100.0%
    Costs of revenue .............................      64.1%       65.5%      64.8%       66.5%
                                                       -----       -----      -----       -----
         Gross profit ............................      35.9%       34.5%      35.2%       33.5%
    Selling, general and administrative expenses .      21.3%       19.6%      20.6%       20.5%
                                                       -----       -----      -----       -----
         Income from operations ..................      14.6%       14.9%      14.6%       13.0%
    Interest (income) ............................      (0.9%)       0.0%      (0.4%)       0.0%
    Interest expense .............................       0.4%        0.7%       0.6%        0.8%
    Other expense, net ...........................       0.2%        0.2%       0.1%        0.1%
                                                       -----       -----      -----       -----
         Income before provision for income taxes       14.9%       14.0%      14.3%       12.1%
    Provision for income taxes ...................       6.0%        5.6%       5.7%        4.8%
                                                       -----       -----      -----       -----
          Net income .............................       8.9%        8.4%       8.6%        7.3%
                                                       =====       =====      =====       =====

THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

Net Revenue. Net revenue for the three months ended June 30, 2001 increased $5.0 million, or 40% to $17.7 million compared to $12.7 million for the three months ended June 30, 2000. Net revenue for the six months ended June 30, 2001 increased $9.2 million, or 37% to $34.3 million compared to $25.1 million for the six months ended June 30, 2000. Net revenue increased by $3.6 million and $6.4 million for the three and six months ended June 30, 2001, respectively, as a result of the acquisitions of Crosby Mead Benton & Associates in October 2000 and Hook & Associates Engineering, Inc. ("Hook") in January 2001. Excluding the revenue from these acquisitions, net revenue grew $1.4 million or 11%, and $2.9 million or 11% for the three and six months ended June 30, 2001, respectively, compared to the three and six months ended June 30, 2000. The net revenue growth for both periods is primarily attributable to continued growth in the Company's surveying and civil engineering services resulting largely from the strong demand for real estate in California and Nevada, as well as improved project management. Subcontractor costs, as a percentage of net revenue, increased to 8.6% and 10.5% for the three and six months ended June 30, 2001, respectively, compared to 7.0% and 6.3% for the three and six months ended June 30, 2000. The percentage increase in subcontractor costs for the three and six months ended June 30, 2001, resulted primarily from a significant increase in subcontract services related to a large contract in our industrial/energy segment and an increase in subcontractor services for contracts in our civil engineering services sector.

Gross Profit. Gross profit for the three months ended June 30, 2001 increased $2.0 million, or 45% to $6.4 million compared to $4.4 million for the three months ended June 30, 2000. Gross profit for the six months ended June 30, 2001 increased $3.7 million, or 44% to $12.1 million compared to $8.4 million for the six months ended June 30, 2000. As a percentage of net revenue, gross profit increased to 35.9% and 35.2% for the three and six months ended June 30, 2001, respectively, compared to 34.5% and 33.5% for the three and six months ended June 30, 2000, respectively. The gross profit percentage for the three and six months ended June 30, 2001 was positively impacted as a result of improved project management and continued focus on contracts with higher profit margins. Such improvement in gross profit percentage was partially offset by lower margins related to one of the Hook offices, as well as lower revenue in the industrial/energy segment services involving automation and robotics design. The gross profit percentage for the three and six months ended June 30, 2000 was negatively impacted by lower margins on several large projects. Excluding the effect of lower margins resulting from one of the Hook offices and lower margins from several large projects during 2000, gross profit as a percentage of net revenue increased to 37.1% and 36.2% for the quarter and six months ended June 30, 2001 as compared to 35.3% and 35.4% for the corresponding prior year period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2001 increased $1.3 million, or 52% to $3.8 million compared to $2.5 million for the three months ended June 30, 2000. Selling, general and administrative expenses for the six months ended June 30, 2001 increased $1.9 million, or 38% to $7.1 million compared to $5.1 million for the six months ended June 30, 2000. The increases for each period resulted primarily from the acquisitions of Crosby Mead Benton & Associates and Hook & Associates Engineering, Inc., and the related amortization of goodwill. As a percentage of net revenue, selling, general and administrative expenses increased to 21.3% and 20.6% for the three and six months ended June 30, 2001, respectively, from 19.6% and 20.5% for the three and six months ended June 30, 2000, respectively. The percentage increases were due principally to an increase in administrative costs as a result of additional contract proposal time.

Interest Income. Interest income for the three and six months ended June 30, 2001 was $151,000 compared to $6,000 and $12,000 for the three and six months ended June 30, 2000, respectively. Such increases are due to interest earned on securities purchased with a portion of the net proceeds generated from our secondary offering which was completed in May 2001.

Interest Expense. Interest expense for the three months ended June 30, 2001 decreased $20,000, or 23% to $68,000 compared to $88,000 for the three months ended June 30, 2000. The decrease in interest expense resulted principally from the repayment of our line of credit in May 2001 with a portion of the net proceeds from our secondary offering and the repayment of a $2.4 million acquisition note in April 2001. Interest expense for the six months ended June 30, 2001 increased $15,000, or 8% to $210,000 compared to $195,000 for the six months ended June 30, 2000. The increase in interest expense for the six months ended June 30, 2001 was due to the issuance of a $1.3 million note in connection with the acquisition of Hook & Associates Engineering, Inc., offset by the repayment of our line of credit and a $2.4 million acquisition note.

Income Taxes. For the three months ended June 30, 2001, the provision for income taxes was $1.1 million compared to $711,000 for the three months ended June 30, 2000. The provision for income taxes for the six months ended June 30, 2001 was $2.0 million compared to $1.2 million for the six months ended June 30, 2000. The increase in income tax expense was due to higher taxable income for the quarter and six months ended June 30, 2001 as compared to the corresponding prior year period. Our effective income tax rate has remained at approximately 40%, consistent with our effective tax rate during 2000.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our working capital needs and capital expenditure requirements through a combination of internally generated funds, bank borrowings, leases and the sale of our common stock.

Cash and cash equivalents as of June 30, 2001, was $15.1 million compared to $1.0 million as of December 31, 2000. Working capital as of June 30, 2001 was $38.8 million compared to $7.3 million as of December 31, 2000, an increase of $31.5 million, resulting primarily from net proceeds of approximately $28 million received in connection with the secondary offering and net income of $3.0 million during the six months ended June 30, 2001. The debt to equity ratio (excluding the effect of issuable common stock) as of June 30, 2001 improved to
0.04 to 1 compared to 0.31 to 1 at December 31, 2000 as a result of the secondary offering and the repayment of our line of credit balance and a $2.4 million acquisition note. Net cash provided by operating activities increased $2.7 million to $4.3 million for the six months ended June 30, 2001 compared to $1.6 million for the corresponding prior year period. The increase in net cash provided by operating activities was a result of higher income before the effects of depreciation and amortization, tax benefit from the exercise of stock options and a decrease in contract and trade receivables, offset by an increase in costs and estimated earnings in excess of billings and a decrease in accounts payable and accrued liabilities. The cash generated from operating activities was used primarily to make principal payments on debt and capital leases, fund capital expenditures, and partially fund our acquisition of Hook & Associates Engineering, Inc. in January 2001.

In September 1999, we entered into a line of credit agreement with a bank, which consists of a working capital component with a maximum outstanding principal balance of $6.0 million, maturing on September 3, 2001. At June 30, 2001, there were no outstanding borrowings under the working capital component of the line of credit.

Based upon our current cash position and assuming our credit facility is renewed in September 2001, or we are able to arrange for a replacement credit facility with a similar availability, we expect to have sufficient cash resources to fund our anticipated operations, planned capital expenditures and debt reductions for the next 12 months.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standard (SFAS) No. 141, "Business Combinations" which was effective upon issuance. This statement requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The adoption of this standard is not expected to have a material effect on the Company's financial condition, results of operations or cash flows.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" which is effective January 1, 2002. This statement requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment. The Company has not yet completed its analysis of the effect this standard will have on the Company's financial condition, results of operations or cash flows.

INFLATION

Although our operations can be influenced by general economic trends, we do not believe that inflation had a significant impact on our results of operations for the periods presented. Due to the short-term nature of most of our contracts, if costs of revenue increase, we attempt to pass these increases on to our clients.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate changes primarily as a result of our securities held-to-maturity, line of credit and long-term debt, which are used to maintain liquidity and to fund capital expenditures and our expansion. The Company intends to hold all of its securities until maturity, and therefore, should not bear any interest rate risk due to early disposition. Due to the relatively immaterial levels of our current borrowings, our earnings and cash flows are not materially impacted by changes in interest rates. Promissory notes delivered in connection with our acquisitions have generally been at fixed rates. Our bank line of credit is based on variable interest rates and is therefore affected by changes in market rates. We do not enter into derivative or interest rate transactions for speculative purposes.

The table below presents the principal amounts of debt (excluding capital lease obligations of $465,000 and a note payable of $1,300,000), weighted average interest rates, fair values and other items required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes as of June 30, 2001.

                                                                                                        Fair
                                   2001           2002         2003       2004         Total          Value (1)
                                ----------     ----------     -------    -------    -----------      -----------
Securities held-to-maturity
  (non-trading) ...........     $3,457,000     $7,629,000          --         --    $11,086,000      $11,077,000
Weighted average interest
  rate (2) ................           3.90%          3.40%         --         --         3.56%            3.56%

Fixed rate debt (3) .......     $  181,000     $  125,000     $90,000    $29,000    $   425,000      $   425,000
Weighted average interest
  rate ....................           8.40%          7.85%       7.63%      7.74%        8.03%            8.03%

--------------
(1) The fair value of fixed rate debt was determined based on current rates offered for debt instruments with similar risks and maturities, while the fair value for securities was based on the quoted market price of such securities as of June 30, 2001.

(2) Approximately 41% of the Company's securities held-to-maturity are invested in federally tax-exempt bonds. The weighted average interest rate shown above is a combination of a pre-tax interest rate for taxable securities and an after tax interest rate for tax-exempt securities.

(3) Fixed rate debt excludes an acquisition note payable with a carrying amount of $1,300,000 due to the nature of the financing.

As the table incorporates only those exposures that existed as of June 30, 2001, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented in the table has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on those exposures or positions that arise during the period and interest rates.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In March 2000, Clayton Engineering filed a claim against The Irvine Company alleging that The Irvine Company failed to pay Clayton Engineering for the removal of 30,000 cubic yards of dirt in the Peters Wash located in Irvine, California. JMTA had provided engineering design services for The Irvine Company in connection with this project. JMTA was our wholly-owned subsidiary at the time the claim by Clayton was filed and was subsequently merged with and into the Company in December 2000. In January 2001, The Irvine Company filed a claim against JMTA for indemnity. Clayton Engineering has made the allegation that plans prepared by JMTA were inaccurate as to the elevation of the bottom of the Peters Wash. Consequently, The Irvine Company has filed an equitable indemnity cross-complaint against JMTA. The Irvine Company is in the process of settling with Clayton Engineering. The Company believes that the claim made against it is without merit and intends to defend itself vigorously in this action.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On May 16, 2001, we held our annual meeting of shareholders. At this meeting, our shareholders were asked to vote on four matters:

        o   the election of five directors;

        o   the approval of our Amended and Restated 1994 Stock Incentive Plan;

        o the approval of an amendment to our Amended and Restated Bylaws increasing the authorized number of directors eligible to sit on our board of directors to a range of five to nine; and

        o the ratification of the appointment of KPMG LLP as our independent auditors for fiscal 2001.

        Of the total outstanding shares, 4,319,112 or 80.43%, were voted.

        The first item presented for a vote before our shareholders was the re-election of our five directors. Set forth below is information with respect to the nominees elected as directors at the annual meeting and the votes cast for, against and/or withheld with respect to each such nominee.

        Nominees                          For       Against    Withheld
        --------                       ---------    -------    --------
        Aram H. Keith                  4,317,862       0        1,250
        Gary C. Campanaro              4,317,862       0        1,250
        Walter W. Cruttenden, III      4,317,862       0        1,250
        George Deukmejian              4,317,862       0        1,250
        Christine Diemer Iger          4,317,862       0        1,250

        There were no broker non-votes in connection with this proposal.

        The second item presented for a vote before the shareholders was the approval of our Amended and Restated 1994 Stock Incentive Plan. Of the votes received, 3,083,617 were in favor of the proposal, 267,332 were against and 3,740 were withheld. There were 964,423 broker non-votes in connection with this proposal.

        The third item presented for a vote before the shareholders was the approval of an amendment to our Amended and Restated Bylaws to increase the number of directors eligible to sit on our board of directors to a range of five to nine. Of the votes received, 3,341,257 were in favor of the proposal, 9,382 were against and 4,050 were withheld. There were 964,423 broker non-votes in connection with this proposal.

        The last item presented for a vote before the shareholders was the ratification of the appointment of KPMG LLP as our independent auditors for fiscal 2001. Of the votes received, 4,316,862 were in favor of the proposal, 600 were against and 1,650 were withheld. There were no broker non-votes in connection with this proposal.

        There were no other matters submitted for a vote of our shareholders during the period covered by this report.

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

        Exhibits
        Number            Description
        --------          -----------
          3.1     Amended and Restated Bylaws.*

          4.1 Amended and Restated 1994 Stock Incentive Plan (incorporated herein by this reference to exhibit 4.1 to the registrant's registration statement on Form S-8, registration Number 333-61312).

        10.17 Fourth Amendment to Credit Agreement dated January 31, 2001 by and between the Registrant, HEA Acquisition, Inc. and Wells Fargo Bank, National Association.*

        10.18 Fifth Amendment to Credit Agreement dated April 27, 2001 by and between the Registrant, HEA Acquisition, Inc. and Wells Fargo Bank, National Association.*

----------------
*  Filed herewith

        (b) Reports on Form 8-K

            None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 14, 2001                       THE KEITH COMPANIES, INC.


By: /s/ Aram H. Keith
    -----------------------------------------
        Aram H. Keith
        Chairman of the Board of Directors
        and Chief Executive Officer


By: /s/ Gary C. Campanaro
    -----------------------------------------
        Gary C. Campanaro
        Chief Financial Officer and Secretary

                                  EXHIBIT INDEX

 Exhibits
 Number                            Description
 --------                          -----------

    3.1     Amended and Restated Bylaws.*

    4.1 Amended and Restated 1994 Stock Incentive Plan (incorporated herein by this reference to exhibit 4.1 to the registrant's registration statement on Form S-8, registration Number 333-61312).

   10.17 Fourth Amendment to Credit Agreement dated January 31, 2001 by and between the Registrant, HEA Acquisition, Inc. and Wells Fargo Bank, National Association.*

   10.18 Fifth Amendment to Credit Agreement dated April 27, 2001 by and between the Registrant, HEA Acquisition, Inc. and Wells Fargo Bank, National Association.*

----------------
*  Filed herewith