Form 10-Q
period 2001-09-30
KEITH COMPANIES INC
filed 2001-11-13
CIK 1080922

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
Commission File Number 0-26561

THE KEITH COMPANIES, INC.

(Exact name of registrant as specified in its charter)

California	33-0203193

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2955 REDHILL AVENUE, COSTA MESA, CALIFORNIA 92626

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (714) 540-0800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]      No [   ]

The number of outstanding shares of the registrant’s common stock as of October 19, 2001 was 7,306,573.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	December 31,
	2001	2000

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,295,000	$1,043,000
Securities held-to-maturity	12,556,000	—
Contracts and trade receivables, net of allowance for doubtful accounts of $991,000 and $1,166,000 at September 30, 2001 and December 31, 2000, respectively	14,657,000	12,089,000
Costs and estimated earnings in excess of billings	8,948,000	6,334,000
Prepaid expenses and other current assets	1,118,000	766,000

Total current assets	48,574,000	20,232,000
Equipment and leasehold improvements, net	5,226,000	4,713,000
Goodwill, net of accumulated amortization of $649,000 and $329,000 at September 30, 2001 and December 31, 2000, respectively	12,251,000	8,128,000
Other assets	247,000	239,000

Total assets	$66,298,000	$33,312,000

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$—	$2,025,000
Current portion of long-term debt and capital lease obligations	362,000	3,359,000
Trade accounts payable	1,910,000	1,689,000
Accrued employee compensation	2,853,000	2,467,000
Current portion of deferred tax liabilities	1,541,000	1,541,000
Other accrued liabilities	2,209,000	807,000
Billings in excess of costs and estimated earnings	1,273,000	1,001,000

Total current liabilities	10,148,000	12,889,000
Long-term debt and capital lease obligations, less current portion	1,489,000	361,000
Issuable common stock	1,700,000	1,000,000
Deferred tax liabilities	719,000	719,000
Accrued rent	169,000	104,000

Total liabilities	14,225,000	15,073,000

Shareholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value. Authorized 100,000,000 shares at September 30, 2001 and December 31, 2000; issued and outstanding 7,270,668 and 5,115,882 shares at September 30, 2001 and December 31, 2000, respectively	7,000	5,000
Additional paid-in capital	41,635,000	12,453,000
Retained earnings	10,431,000	5,781,000

Total shareholders’ equity	52,073,000	18,239,000

Total liabilities and shareholders’ equity	$66,298,000	$33,312,000

See accompanying notes to the consolidated financial statements.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Gross revenue	$18,685,000	$14,541,000	$56,626,000	$41,215,000
Subcontractor costs	1,212,000	903,000	4,814,000	2,477,000

Net revenue	17,473,000	13,638,000	51,812,000	38,738,000
Costs of revenue	11,232,000	8,448,000	33,485,000	25,137,000

Gross profit	6,241,000	5,190,000	18,327,000	13,601,000
Selling, general and administrative expenses	3,614,000	2,756,000	10,674,000	7,892,000

Income from operations	2,627,000	2,434,000	7,653,000	5,709,000
Interest income	(227,000)	(15,000)	(378,000)	(27,000)
Interest expense	28,000	65,000	237,000	260,000
Other expenses (income)	12,000	(96,000)	44,000	(52,000)

Income before provision for income taxes	2,814,000	2,480,000	7,750,000	5,528,000
Provision for income taxes	1,126,000	992,000	3,100,000	2,211,000

Net income	$1,688,000	$1,488,000	$4,650,000	$3,317,000

Earnings per share data:
Basic	$0.23	$0.30	$0.73	$0.67

Diluted	$0.22	$0.29	$0.67	$0.63

Weighted average number of shares outstanding:
Basic	7,318,645	4,954,639	6,368,648	4,956,827

Diluted	7,778,457	5,220,775	6,892,988	5,224,293

See accompanying notes to the consolidated financial statements.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,

	2001	2000

Cash flows from operating activities:
Net income	$4,650,000	$3,317,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,708,000	1,119,000
Loss on sale of equipment	17,000	—
Tax benefit from exercise of stock options	600,000	—
Changes in operating assets and liabilities, net of effects from acquisition:
Contracts and trade receivables, net	168,000	(1,643,000)
Costs and estimated earnings in excess of billings	(2,486,000)	(1,156,000)
Prepaid expenses and other assets	(165,000)	122,000
Trade accounts payable and accrued liabilities	674,000	1,264,000
Billings in excess of costs and estimated earnings	74,000	252,000

Net cash provided by operating activities	5,240,000	3,275,000

Cash flows from investing activities:
Net cash expended for acquisition	(3,465,000)	—
Additions to equipment and leasehold improvements	(1,379,000)	(1,064,000)
Purchase of securities held-to-maturity	(12,556,000)	—
Proceeds from sale of equipment	20,000	—

Net cash used in investing activities	(17,380,000)	(1,064,000)

Cash flows from financing activities:
Payments on line of credit, net	(2,294,000)	(1,300,000)
Principal payments on long-term debt and capital lease obligations, including current portion	(3,399,000)	(1,131,000)
Repurchase of common stock	(433,000)	(136,000)
Net proceeds from secondary offering	27,935,000	—
Proceeds from exercise of stock options	583,000	28,000

Net cash provided by (used in) financing activities	22,392,000	(2,539,000)

Net increase (decrease) in cash and cash equivalents	10,252,000	(328,000)
Cash and cash equivalents, beginning of period	1,043,000	1,569,000

Cash and cash equivalents, end of period	$11,295,000	$1,241,000

See supplemental cash flow information at Note 9.

See accompanying notes to the consolidated financial statements.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The accompanying consolidated balance sheet as of September 30, 2001, the consolidated statements of income for the three and nine months ended September 30, 2001 and 2000, and the consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000, are unaudited and in the opinion of management include all adjustments necessary to present fairly the information set forth therein, which consist solely of normal recurring adjustments. All significant intercompany transactions have been eliminated and certain reclassifications have been made to prior periods’ consolidated financial statements to conform to the current period presentation. The results of operations for these interim periods are not necessarily indicative of results for the full year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K/A of The Keith Companies, Inc. (together with its subsidiaries, the “Company”) for the year ended December 31, 2000 as certain disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

2.	Repurchase of Common Stock

During the three months ended September 30, 2001, the Company repurchased and retired 55,000 shares of its common stock at a cost of $433,000.

3.	Per Share Data

Basic earnings per share (“EPS”) is computed by dividing net income during the period by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income during the period by the weighted average number of shares that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period, net of shares assumed to be repurchased using the treasury stock method.

The following is a reconciliation of the denominator for the basic EPS computation to the denominator of the diluted EPS computation:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2001	2000	2001	2000

Weighted average shares used for the basic EPS computation	7,318,645	4,954,639	6,368,648	4,956,827
Incremental shares from the assumed exercise of dilutive stock options and stock warrants, issuable shares and contingently issuable shares	459,812	266,136	524,340	267,466

Weighted average shares used for the diluted EPS computation	7,778,457	5,220,775	6,892,988	5,224,293

In conjunction with certain acquisitions, the Company agreed to pay consideration consisting of shares of its common stock. As a result, the Company estimated and included 167,196 and 160,512 weighted average issuable and contingently issuable shares in its weighted average shares used for the diluted EPS computation for the three and nine months ended September 30, 2001, respectively, and 120,157 weighted average issuable shares for the three and nine months ended September 30, 2000.

Anti-dilutive weighted potential common shares excluded from the above calculations were 113,310 and 11,156 for the three and nine months ended September 30, 2001, respectively, and 657,773 and 641,624 for the three and nine months ended September 30, 2000, respectively.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

4.	Secondary Offering

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

The Company used a portion of the net proceeds from the secondary offering to repay its line of credit balance and for general corporate purposes, including working capital, and may also use a portion of the net proceeds to acquire other businesses. The remaining balance of the net proceeds has been invested in highly liquid investment grade short-term debt securities.

5.	Securities Held-To-Maturity

The Company accounts for its securities held-to-maturity (“Securities”) under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). Under SFAS No. 115, the Company is required to classify its Securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities for which the Company has the intent and ability to hold until maturity. All other securities not included in trading or held-to-maturity categories are classified as available-for-sale. The Company has the ability and intent to hold all of its Securities until maturity and therefore, has classified its Securities as held-to-maturity. Accordingly, the Securities are stated at amortized cost.

6.	Acquisitions

Pacific Engineering Corporation

On September 28, 2001, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Pacific Engineering Corporation (“PEC”) for an estimated purchase price of $2,331,000. PEC is an Oregon based engineering and design services firm specializing in the fields of power transmission and distribution, hydroelectric energy facilities, communication and other utility infrastructure services. The purchase price consisted of $1,975,000 in cash, $250,000 in contingent holdbacks, and an estimated $106,000 to be paid related to an income tax reimbursement to the seller.

In accordance with SFAS No. 141, this acquisition was accounted for using the purchase method of accounting. Therefore, the Company recorded goodwill of $1,724,000, which represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed. See “Effect of Recent Accounting Pronouncements” for a discussion of the treatment of goodwill.

Hook & Associates Engineering, Inc.

On January 31, 2001, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Hook & Associates Engineering, Inc. (“Hook”) for an estimated purchase price of $4,430,000. The purchase price consisted of $1,530,000 in cash, $1,200,000 of issuable common stock of the Company, a subordinated promissory note in the original amount of $1,300,000 and an estimated $400,000 to be paid in cash related to an income tax reimbursement to the seller. The common stock of the Company is to be issued in two installments; 34,188 shares were issued in February 2001 with a value of $500,000, with the remaining $700,000 to be issued in 2002. The issuance of the $700,000 of common stock and the amount of the subordinated promissory note are subject to certain adjustments extending up to one year from the date of acquisition related to the book value of net assets acquired, cash, accounts receivable, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings as of December 31, 2000.

This acquisition was accounted for using the purchase method of accounting. Accordingly, the Company recorded goodwill of $2,716,000, which represents the excess of the purchase price over the fair value of the net tangible and

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

identifiable intangible assets acquired and liabilities assumed. Such amount is being amortized over a period of 25 years. See “Effect of Recent Accounting Pronouncements” for a discussion of the treatment of goodwill.

The following unaudited pro forma data presents information as if the acquisition of Hook and PEC had occurred on both January 1, 2001 and January 1, 2000. The pro forma data is provided for informational purposes only and is based on historical information. The pro forma data does not necessarily reflect the actual results of operations that would have occurred had Hook, PEC and the Company comprised a single entity during the periods presented, nor is it necessarily indicative of future results of operations of the combined entities.

	Pro Forma for the Three		Pro Forma for the Nine
	Months Ended September 30,		Months Ended September 30,

	2001	2000	2001	2000

Net revenue	$18,298,000	$15,972,000	$55,002,000	$45,551,000
Net income	$1,732,000	$1,597,000	$4,847,000	$3,698,000
Basic earnings per share	$0.24	$0.32	$0.76	$0.74

7.	Indebtedness

In September 2001, the Company entered into a $10.0 million unsecured line of credit agreement consisting of three components: (i) an acquisition component, (ii) an equipment and auto financing component, and (iii) a working capital component. The line provides up to a maximum of $5.0 million to finance acquisitions, up to a maximum of $3.0 million to finance equipment and vehicle purchases and up to a maximum of $10.0 million less the aggregate outstanding principal balance of the acquisition and equipment and vehicle components for working capital. The line bears interest at either a range of 0.25% below prime to prime, or a range of 1.25% to 1.75% over LIBOR depending on the Company’s ability to meet certain financial covenants. The equipment and vehicle financing components mature in September 2002, while the acquisition and working capital components mature in June 2003. There were no amounts outstanding under this line of credit agreement as of September 30, 2001.

8.	Segment and Related Information

The Company evaluates performance and makes resource allocation decisions based on the overall type of services provided to customers. For financial reporting purposes, the Company has grouped its operations into two primary reportable segments: Real Estate Development, Public Works/Infrastructure and Communications (“REPWIC”) and Industrial/Energy (“IE”). The REPWIC segment includes engineering and consulting services for the development of both private projects, such as residential communities, commercial and industrial properties and recreational projects; public works/infrastructure projects, such as transportation and water/sewage facilities; and site acquisition and construction management services for wireless communications. The IE segment provides the technical expertise and management required to design and test manufacturing facilities and processes and to facilitate the construction of alternate electrical power systems that supplement public power supply and large scale power consumers.

The acquisition of Crosby, Mead, Benton & Associates in October, 2000 and Hook in January, 2001 are reported as part of the Company’s REPWIC segment, while the acquisition of PEC has been grouped and reported under the IE reporting segment.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

The following tables set forth certain information regarding the Company’s operating segments for the three and nine months ended September 30, 2001 and 2000:

For the Three Months Ended September 30, 2001

	REPWIC	IE	Corporate Costs	Consolidated

Net revenue	$16,357,000	$1,116,000	$—	$17,473,000
Income from operations	$4,235,000	$145,000	$(1,753,000)	$2,627,000
Identifiable assets	$62,211,000	$4,087,000	$—	$66,298,000

For the Three Months Ended September 30, 2000

	REPWIC	IE	Corporate Costs	Consolidated

Net revenue	$12,576,000	$1,062,000	$—	$13,638,000
Income from operations	$3,546,000	$139,000	$(1,251,000)	$2,434,000
Identifiable assets	$24,891,000	$1,723,000	$—	$26,614,000

For the Nine Months Ended September 30, 2001

	REPWIC	IE	Corporate Costs	Consolidated

Net revenue	$48,504,000	$3,308,000	$—	$51,812,000
Income from operations	$12,212,000	$167,000	$(4,726,000)	$7,653,000

For the Nine Months Ended September 30, 2000

	REPWIC	IE	Corporate Costs	Consolidated

Net revenue	$35,443,000	$3,295,000	$—	$38,738,000
Income from operations	$8,869,000	$483,000	$(3,643,000)	$5,709,000

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

9.	Supplemental Cash Flow Information

	For the Nine Months
	Ended September 30,

	2001	2000

Supplemental disclosure of cash flow information:
Cash paid for interest	$242,000	$299,000

Cash paid for income taxes	$1,384,000	$2,306,000

Noncash financing and investing activities:
Purchase price adjustment to goodwill and trade accounts payable and accrued liabilities	$2,000	$631,000

Insurance financing	$—	$28,000

Accrued deferred offering costs	$285,000	$—

Transfer of deferred offering costs to additional paid in capital	$285,000	$—

Issuable common stock issued	$500,000	$—

Transfer of leasehold improvements to prepaid expenses and other assets	$159,000	$—

The acquisition of Hook on January 31, 2001 and PEC on September 28, 2001 resulted in the following increases:

	Hook	PEC	Total

Contracts and trade receivables	$(2,147,000)	$(589,000)	$(2,736,000)
Costs and estimated earnings in excess of billings	(112,000)	(17,000)	(129,000)
Prepaid expenses and other current assets	(12,000)	(23,000)	(35,000)
Equipment and leasehold improvements	(696,000)	(20,000)	(716,000)
Goodwill	(2,716,000)	(1,724,000)	(4,440,000)
Other assets	(12,000)	(5,000)	(17,000)
Line of credit	269,000	—	269,000
Long term debt, including current portion	1,530,000	—	1,530,000
Trade accounts payable and accrued liabilities	968,000	443,000	1,411,000
Billings in excess of costs and estimated earnings	198,000	—	198,000
Issuable common stock	1,200,000	—	1,200,000

Net cash expended for acquisition	$(1,530,000)	$(1,935,000)	$(3,465,000)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes included elsewhere in this Form 10-Q and the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000 filed by the Company. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of any number of factors, including those set forth under “Risk Factors” and elsewhere in the Annual Report on Form 10-K/A filed by the Company.

Overview

We derive most of our revenue from professional service activities. The majority of these activities are billed under various types of contracts with our clients, including fixed price and time and material contracts. Most of our time and material contracts have not-to-exceed provisions. Revenue is recognized on the percentage of completion method of accounting based on the proportion of actual direct contract costs incurred to total estimated direct contract costs to be incurred at completion. We believe that costs incurred is the best available measure of progress towards completion on the contracts. In the course of providing services, we sometimes subcontract for various services. These costs are included in billings to clients and, in accordance with industry practice, are included in our gross revenue. Because subcontractor services can change significantly from project to project, changes in gross revenue may not be indicative of business trends. Accordingly, we also report net revenue, which is gross revenue less subcontractor costs. Our revenue is generated from a large number of relatively small contracts. The Company had one client that accounted for 11.5% and 10.1% of total net revenue for the quarter and nine months ended September 30, 2001, respectively. The same client accounted for 13.2% and 9.7% of total net revenues for the quarter and nine months ended September 30, 2000, respectively.

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

Results of Operations

The following table sets forth unaudited historical consolidated operating results for each of the periods presented as a percentage of net revenue:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Gross revenue	106.9%	106.6%	109.3%	106.4%
Subcontractor costs	6.9%	6.6%	9.3%	6.4%

Net revenue	100.0%	100.0%	100.0%	100.0%
Costs of revenue	64.3%	61.9%	64.6%	64.9%

Gross profit	35.7%	38.1%	35.4%	35.1%
Selling, general and administrative expenses	20.7%	20.3%	20.6%	20.4%

Income from operations	15.0%	17.8%	14.8%	14.7%
Interest income	(1.4%)	(0.2%)	(0.8%)	(0.2%)
Interest expense	0.2%	0.5%	0.5%	0.7%
Other expenses (income)	0.1%	(0.7%)	0.1%	(0.1%)

Income before provision for income taxes	16.1%	18.2%	15.0%	14.3%
Provision for income taxes	6.4%	7.3%	6.0%	5.7%

Net income	9.7%	10.9%	9.0%	8.6%

Three and Nine Months Ended September 30, 2001 and September 30, 2000

Net Revenue. Net revenue for the three months ended September 30, 2001 increased $3.8 million, or 28% to $17.5 million compared to $13.6 million for the three months ended September 30, 2000. Net revenue for the nine months ended September 30, 2001 increased $13.1 million, or 34% to $51.8 million compared to $38.7 million for the nine months ended September 30, 2000. Contributing to the increase in net revenue was the completion of two acquisitions. Net revenue increased $3.3 million and $9.7 million for the three and nine months ended September 30, 2001, respectively, as a result of the acquisitions of Crosby, Mead, Benton & Associates (“CMB”) in October 2000 and Hook & Associates Engineering, Inc. (“Hook”) in January 2001. Excluding the revenue from these acquisitions, net revenue grew $540,000 or 4%, and $3.4 million or 9% for the three and nine months ended September 30, 2001, respectively, compared to the three and nine months ended September 30, 2000. The remaining net revenue growth for both periods is primarily attributable to: (i) continued growth in the Company’s civil engineering services resulting from the strong demand for real estate in California, and (ii) the contribution of net revenue from two new divisions. The first of the two new divisions is a civil engineering office located in Ventura County, California, and commenced operations during the fourth quarter of 2000, while the second, which is dedicated to servicing the communication industry and is located in San Diego County, California, commenced operations during the first quarter of 2001. These new divisions contributed approximately $250,000 and $480,000 to the Company’s net revenue for the quarter and nine months ended September 30, 2001, respectively. The above mentioned increases during 2001 were partially offset by lower net revenues at one of the Company’s Northern California offices due to several large projects that had significant activity during 2000 and have since been completed or are currently in the final stages of completion. Subcontractor costs, as a percentage of net revenue, increased to 6.9% and 9.3% for the three and nine months ended September 30, 2001, respectively, compared to 6.6% and 6.4% for the three and nine months ended September 30, 2000. The percentage increase in subcontractor costs for the nine months ended September 30, 2001, resulted primarily from a significant increase in subcontract services related to a large contract in our industrial/energy segment.

Gross Profit. Gross profit for the three months ended September 30, 2001 increased $1.0 million, or 20% to $6.2 million compared to $5.2 million for the three months ended September 30, 2000. Gross profit for the nine months ended September 30, 2001 increased $4.7 million, or 35% to $18.3 million compared to $13.6 million for the nine months ended September 30, 2000. The increase in gross profit is primarily attributable to the acquisitions of CMB in October 2000 and Hook in January 2001. Gross profit increased $900,000 and $3.0 million for the three and nine months ended September 30, 2001, respectively, as a result of such acquisitions. As a percent of net revenue, gross profit decreased to 35.7% during the quarter ended September 30, 2001 as compared to 38.1% for the quarter ended September 30, 2000, while gross profit as a percent of net revenue increased to 35.4% for the nine months ended September 30, 2001 as compared to 35.1% for the corresponding prior year period. The decrease in gross profit as a percent of net revenue during the 2001 quarter is partially attributable to lower margins related to the Hook acquisition. In addition, during the 2000 quarter, changes to estimated direct contract costs expected to be incurred on several large projects resulted in an approximately $200,000 increase to gross margins. The increase in gross profit as a percent of net revenue for the nine months ended September 30, 2001, is primarily due to lower margins, during the nine months ended September 30, 2000, from several large projects, partially offset by lower margins during the nine months ended September 30, 2001 related to one of the Hook divisions. Excluding the effect of such items, gross margin as a percent of net revenue would have been 37.3% and 36.4% for the quarter and nine months ended September 30, 2001 respectively, as compared to 37.1% and 36.0% for the quarter and nine months ended September 30, 2000.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2001 increased $858,000 or 31% to $3.6 million compared to $2.8 million for the three months ended September 30, 2000. Selling, general and administrative expenses for the nine months ended September 30, 2001 increased $2.8 million, or 35% to $10.7 million compared to $7.9 million for the nine months ended September 30, 2000. The increases for both periods resulted primarily from the acquisitions of Crosby Mead Benton & Associates and Hook & Associates Engineering, Inc., higher overall corporate costs and goodwill amortization. As a percentage of net revenue, selling, general and administrative expenses increased to 20.7% and 20.6% for the three and nine months ended September 30, 2001, respectively, from 20.3% and 20.4% for the three and nine months ended September 30, 2000, respectively. The percentage increases in both periods were primarily due to an increase in administrative costs as a result of additional contract proposal time, partially offset by a lower provision for doubtful accounts due to improved collection efforts on older receivable balances.

Interest Income. Interest income for the three and nine months ended September 30, 2001 was $227,000 and $378,000, respectively, compared to $15,000 and $27,000 for the three and nine months ended September 30, 2000, respectively. Such increases are due to interest earned on securities purchased with a portion of the net proceeds generated from the Company’s May 2001 secondary offering.

Interest Expense. Interest expense for the three months ended September 30, 2001 decreased $37,000 or 57% to $28,000 compared to $65,000 for the three months ended September 30, 2000. Interest expense for the nine months ended September 30, 2001 decreased $23,000 or 9% to $237,000 compared to $260,000 for the nine months ended September 30, 2000. The decrease in interest expense during both periods is primarily due to the repayment of a $2.4 million acquisition note in April 2001, and the repayment of our line of credit in May 2001. This decrease in interest expense was partially offset by increased interest expense related to a $1.3 million note issued in connection with the Hook acquisition in January 2001.

Other Expenses (Income). Other expense increased $108,000 and $96,000 for the quarter and year ended September 30, 2001, respectively as compared to the corresponding prior year periods. These increases are primarily a result of a collection during the third quarter of 2000 of an accounts receivable previously written off.

Income Taxes. For the three months ended September 30, 2001, the provision for income taxes was $1.1 million compared to $992,000 for the three months ended September 30, 2000. The provision for income taxes for the nine months ended September 30, 2001 was $3.1 million compared to $2.2 million for the nine months ended September 30, 2000. The increase in income tax expense was due to higher taxable income for the quarter and nine months ended September 30, 2001 as compared to the corresponding prior year period. Our effective income tax rate has remained at approximately 40%, consistent with our effective tax rate during 2000.

Liquidity and Capital Resources

We have financed our working capital needs and capital expenditure requirements through a combination of internally generated funds, bank borrowings, leases and the sale of our common stock.

Cash and cash equivalents combined with securities held-to-maturity accounted for $23.9 million as of September 30, 2001, compared to $1.0 million as of December 31, 2000. Working capital as of September 30, 2001 was $38.4 million compared to $7.3 million as of December 31, 2000, an increase of $31.1 million, resulting primarily from net proceeds of approximately $28 million received in connection with the secondary offering and net income of $4.7 million during the nine months ended September 30, 2001. The debt to equity ratio (excluding the effect of issuable common stock) as of September 30, 2001 improved to 0.04 to 1 compared to 0.31 to 1 at December 31, 2000 primarily as a result of the secondary offering and the repayment of both our line of credit balance and a $2.4 million acquisition note. Net cash provided by operating activities increased $1.9 million to $5.2 million for the nine months ended September 30, 2001 compared to $3.3 million for the corresponding prior year period. The increase in net cash provided by operating activities was a result of higher income before the effects of depreciation and amortization, tax benefit from the exercise of stock options and a decrease in contract and trade receivables, offset by an increase in costs and estimated earnings in excess of billings and a decrease in accounts payable and accrued liabilities. The cash generated from operating activities was primarily used to make principal payments on debt and capital leases, fund capital expenditures, and partially fund our acquisition of Pacific Engineering Corporation in September 2001 and Hook & Associates Engineering, Inc. in January 2001.

In September 2001, we entered into a $10.0 million unsecured line of credit agreement consisting of three components: (i) an acquisition component, (ii) an equipment and vehicle financing component, and (iii) a working capital component. The line provides up to a maximum of $5.0 million to finance acquisitions, up to a maximum of $3.0 million to finance equipment and vehicle purchases and up to a maximum of $10.0 million less the aggregate outstanding principal balance of the acquisition and equipment and vehicle components for working capital. The line bears interest at either a range of 0.25% below prime to prime, or a range of 1.25% to 1.75% over LIBOR depending on the Company’s ability to meet certain financial covenants. The equipment and vehicle financing components mature in September 2002, while the acquisition and working capital components mature in June 2003. There were no amounts outstanding under this line of credit agreement as of September 30, 2001.

Based upon our current cash position and our $10 million unsecured line of credit, we expect to have sufficient cash resources to fund our anticipated operations, planned capital expenditures and debt reductions for the next 12 months.

Effect of Recent Accounting Pronouncements

In October 2001, the Financial Accounting Standard Board (“FASB”) issued Statements of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 supersedes Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, and requires (i) the recognition and measurement of the impairment of long-lived assets to be held and used and (ii) the measurement of long-lived assets to be disposed of by sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company has not yet completed its analysis of the effect this standard will have on the Company’s financial condition, results of operations or cash flows.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” which is effective January 1, 2002. This statement requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment. Goodwill acquired in a business combination consummated after June 30, 2001 shall not be amortized, but rather reviewed for impairment until the date this statement is applied in its entirety. Goodwill amortization expense for the nine months ended September 30, 2001 was approximately $320,000. The Company has not yet completed its analysis of the effect this standard will have on the Company's financial condition, results of operations or cash flow.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations” which was effective upon issuance. This statement requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The adoption of this standard did not have a material effect on the Company’s financial condition, results of operations or cash flows.

Inflation

Although our operations can be influenced by general economic trends, we do not believe that inflation had a significant impact on our results of operations for the periods presented. Due to the short-term nature of most of our contracts, if costs of revenue increase, we will attempt to pass these increases on to our clients.

Risk Factors — Risks Related To Our Industries

Terrorism and the uncertainty of war may have a material adverse effect on our operating results.

Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, the response by the United States initiated on October 7, 2001 and other acts of violence or war may affect the market on which our common stock will trade, the markets in which we operate and our operations and profitability. Further terrorist attacks against the United States or United States businesses may occur. The potential near-term and long-term effect these attacks may have for our customers, the market for our common stock, the markets for our services and the United States economy are uncertain. The consequences of any terrorist attacks, or any armed conflicts which may result, are unpredictable, and we may not be able to foresee events that could have an adverse effect on our markets or our business.

Our business could suffer if there is a downturn in the real estate market

We estimate that during 2001, approximately 80% of our services were rendered in connection with commercial and residential real estate development projects. Reduced demand in the real estate market would likely decrease the demand for our services. A decrease in the demand for our services could result in cash flow difficulties and operating losses for us.

The real estate market and, therefore, our business, may be impacted by a number of factors, which may include:

•	changes in employment levels and other national and local economic conditions;

•	changes in interest rates and in the availability, cost and terms of financing;

•	the impact of present or future environmental, zoning or other laws and regulations;

•	changes in real estate tax rates and assessments and other operating expenses;

•	changes in levels of government spending and fiscal policies; and

•	earthquakes and other natural or manmade disasters and other factors which are beyond our control.

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

If our employees leave our company and join a competitor, we may lose business

Our employees might leave our company and become our competitors. If this happens, we may lose some of our existing clients that have formed relationships with those former employees. In addition, we may lose future clients to a former employee as a competitor. In either event, we would lose clients and revenues.

Risk Factors — Risks Related To Our Business

Our revenue, income and cash flow could decline if there is a downturn in the California economy or real estate market

We estimate that during 2001, approximately 79% of our net revenue was derived from services rendered in California. Poor economic conditions in California may significantly reduce the demand for our services and decrease our revenues and profits. From 1991 to 1996, our business was negatively impacted during the real estate market downturn in Southern California, and we experienced cash flow difficulties and substantial operating losses.

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

We may not be successful in implementing our acquisition strategy for a number of reasons, including the following:

•	as the engineering industry consolidates, suitable acquisition candidates are expected to become more difficult to locate and may only be available at an increased price or under terms that are less favorable than are presently available;

•	we may not be able to locate suitable financing to consummate an acquisition;

•	we may not be successful in integrating an acquired company’s professionals, clientele and culture into ours;

•	we may not be successful in generating the same level of operating performance as an acquired company experienced prior to the acquisition;

•	as we expand our service offerings and geographic presence, we may not be able to maintain the current level of quality services;

•	we may not be able to maintain our reputation in an acquired entity’s geographic area or service offerings and as a consequence, our ability to attract and retain clients in those or other areas may be negatively impacted;

•	an acquired company may be less profitable than us resulting in reduced profit margins; and

•	the acquisition and subsequent integration of an acquired company may require a significant amount of management’s time diverting their attention from our existing operations and clients, which could result in the loss of key employees or clients.

We could lose money if we fail to accurately estimate our costs on fixed-price contracts or contracts with not-to-exceed provisions

We expect to perform service under contracts that may limit our profitability. Under fixed-price contracts we perform services at a stipulated price. Under time-and-material contracts with not-to-exceed provisions, we are reimbursed for the number of labor hours expended at an established hourly rate plus the cost of materials incurred, however, there is a stated maximum dollar amount for the services to be provided under the contract. In both of these types of contracts, we agree to provide our services based on our estimate of the costs a particular project will involve. Our estimates are not always accurate. Underestimation of costs for these types of contracts may cause us to incur losses or result in a project not being as profitable as we expected. We may fail to estimate costs accurately for a number of reasons, including:

•	problems with new technologies;

•	delays beyond our control; and

•	changes in the costs of goods and services that may occur during the contract period.

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

We currently maintain general liability insurance, umbrella and professional liability insurance. Claims may be made against us which exceed the limits of these policies, in which case we would be liable to pay these claims from our assets. These policies are “claims made” policies and only claims made during the term of the policy are covered. If we terminate our policies and do not obtain retroactive coverage, we would be uninsured for claims made after termination even if these claims are based on events or acts that occurred during the term of the policy. Our insurance policies typically have various exceptions to the claims covered and also require us to assume some costs of the claim even though a portion of the claim may be covered, resulting in potential liability to us. Further, our expansion into new services or geographic areas could result in our failure to obtain coverage for these services or areas, or the coverage being offered at a higher cost than our current coverage.

If we are unable to engage qualified subcontractors, we may lose projects, revenues and clients

We often contract with outside companies to perform designated portions of the services we perform for our clients. If we are unable to engage subcontractors, our ability to perform under some of our contracts may be impeded and the quality of our service may decline. As a consequence, we may lose projects, revenues and clients. For the nine months ended September 30, 2001, subcontractor costs accounted for approximately 9% of our net revenue.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate changes primarily as a result of our securities held-to-maturity, line of credit and long-term debt, which are used to maintain liquidity and to fund capital expenditures and our expansion. The Company intends to hold all of its securities until maturity, and therefore, should not bear any interest rate risk due to early disposition. Due to the relatively immaterial levels of our current borrowings, our earnings and cash flows should not be materially impacted by changes in interest rates. Promissory notes delivered in connection with our acquisitions have generally been at fixed rates. Our bank line of credit is based on variable interest rates and is therefore affected by changes in market rates. We do not enter into derivative or interest rate hedging transactions.

The table below presents the principal amounts of debt (excluding capital lease obligations of $332,000 and a note payable of $1,300,000), weighted average interest rates, fair values and other items required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes as of September 30, 2001.

						Fair
	2001	2002	2003	2004	Total	Value (1)

Securities held-to-maturity (non-trading)	$1,988,000	$10,568,000	—	—	$12,556,000	$12,581,000
Weighted average interest rate (2)	3.82%	3.30%	—	—	3.38%	3.38%
Fixed rate debt (3)	$49,000	$92,000	$66,000	$13,000	$220,000	$220,000
Weighted average interest rate	7.99%	7.17%	7.07%	6.26%	7.27%	7.27%

(1)	The fair value of fixed rate debt was determined based on current rates offered for debt instruments with similar risks and maturities, while the fair value for securities held-to-maturity was based on the quoted market price of such securities as of September 30, 2001.

(2)	Approximately 51% of the Company’s securities held-to-maturity are invested in federally tax-exempt bonds. The weighted average interest rate shown above is a combination of a pre-tax interest rate for taxable securities and an after tax interest rate for tax-exempt securities.

(3)	Fixed rate debt excludes an acquisition note payable with a carrying amount of $1,300,000 due to the nature of the financing.

As the table incorporates only those exposures that existed as of September 30, 2001, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented in the table has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on those exposures or positions that arise during the period and interest rates.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In March 2000, Clayton Engineering filed a claim against The Irvine Company, which was subsequently settled, alleging that The Irvine Company failed to pay Clayton Engineering for the removal of 30,000 cubic yards of dirt in the Peters Wash located in Irvine, California. JMTA had provided engineering design services for The Irvine Company in connection with this project. JMTA was our wholly-owned subsidiary at the time the claim by Clayton was filed and was subsequently merged with and into the Company in December 2000. Clayton Engineering has made the allegation that plans prepared by JMTA were inaccurate as to the elevation of the bottom of the Peters Wash. Consequently, during January of 2001, The Irvine Company filed an equitable indemnity cross-complaint against JMTA in the Superior Court of California, in the County of Orange. The Company, through its insurance carrier, is in the process of settling this dispute with The Irvine Company for an amount commensurate with anticipated legal defense costs and uncertainties associated with continued litigation. The outcome of this settlement is not expected to have a material adverse effect on the Company’s financial condition. It is anticipated that this claim will be concluded before year-end.

Item 2. Changes In Securities and Use of Proceeds

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibits
Number	Description

10.19	Credit Agreement dated September 4, 2001 by and between the Registrant and Wells Fargo Bank, National Association. *
10.20	Line of Credit Note dated September 4, 2001 by and between the Registrant and Wells Fargo Bank National Association. *

     *     Filed herewith

     (b)  Reports on Form 8-K

     None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	November 13, 2001	THE KEITH COMPANIES, INC.

By:	/s/ Aram H. Keith

Aram H. Keith Chairman of the Board of Directors and Chief Executive Officer

By:	/s/ Gary C. Campanaro

Gary C. Campanaro Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibits
Number	Description

10.19	Credit Agreement dated September 4, 2001 by and between the Registrant and Wells Fargo Bank, National Association. *
10.20	Line of Credit Note dated September 4, 2001 by and between the Registrant and Wells Fargo Bank National Association. *

     *     Filed herewith