Form 10-K405
period 2001-12-31
KEITH COMPANIES INC
filed 2002-04-01
CIK 1080922

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
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

     Yes ☒   No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     The number of outstanding shares of the registrant’s common stock as of March 15, 2002 was 7,313,202 shares. Based on the closing sale price on the NASDAQ National Market on March 15, 2002, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $65,663,000.(1)

DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the Annual Meeting of Shareholders scheduled to be held on May 21, 2002.

(1)	For purposes of this calculation, shares owned by executive officers, directors and 10% shareholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

THE KEITH COMPANIES, INC.
Annual Report on Form 10-K

i

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements, including among others:

•	forecasts of earnings, revenue or other financial items;

•	anticipated growth in the real estate development, public works/infrastructure and communications industry and the industrial/energy industry;

•	anticipated growth and economic expansion in the western United States;

•	our business strategy for expanding our presence in these industries;

•	anticipated trends in our financial condition and results of operations;

•	anticipated growth in the pace and size of our acquisitions;

•	anticipated impact of future acquisitions on the condition of our business by industry and geographic location;

•	the long-term nature of our projects;

•	our ability to attract and retain employees;

•	our business strategy for integrating businesses that we acquire; and

•	our ability to distinguish ourselves from our current and future competitors.

     You can identify forward-looking statements generally by the use of forward-looking terminology such as believes, expects, may, will, intends, plans, should, could, seeks, pro forma, anticipates, estimates, continues, or other variations thereof, including their use in the negative, or by discussions of strategies, opportunities, plans or intentions. You may find these forward-looking statements under the captions, Management’s Discussion and Analysis of Financial Condition and Results of Operations (and more particularly, the factors discussed under the subcaption, “Risk Factors,” and Business, as well as under other captions elsewhere in this Annual Report on Form 10-K. A number of factors could cause results to differ materially from those anticipated by such forward-looking statements, including those discussed under Management’s Discussion and Analysis of Financial Condition and Results of Operations (and, more particularly, the factors discussed under the subcaption, “Risk Factors”) and Business in this Annual Report and as described in our future filings with the Securities and Exchange Commission. These forward-looking statements necessarily depend upon assumptions and estimates that may prove to be incorrect . We cannot guarantee that we will achieve our plans, intentions or expectations. The forward-looking statements involve known and unknown risks, and uncertainties, as well as assumptions that, if they fail to materialize or are incorrect, may cause actual results to differ in significant ways from any future results expressed or implied by the forward-looking statements.

     The forward looking information set forth in this Annual Report on Form 10-K is as of March 15, 2002 and we undertake no duty to update this information. Should events occur subsequent to this date that make it necessary to update the forward looking information contained in this Annual Report of Form 10-K, the updated forward looking information will be filed with the Securities and Exchange Commission in a Quarterly Report on Form 10-Q or a Periodic Report on Form 8-K, each of which will be available on the Securities and Exchange Commission’s web site at www.sec.gov.

ITEM 1. BUSINESS

General

     We are a full service engineering and consulting services firm providing professional services on a wide range of projects to the real estate development, public works/infrastructure, communications industry, and to the industrial/energy industry.

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

     The following illustrates the range of services that we offer:

     From fiscal 1997 through fiscal 2001, our net revenue has grown by a compounded annual growth rate of 39% and our net income (1) has grown at a compounded annual growth rate of 67%. We have accomplished this through both internal growth and through our acquisition strategy to diversify the scope of our services and our geographic presence. As of March 1, 2002, we have acquired eight companies in the past five years and now operate from 16 offices (including 18 operating divisions) in 9 states: California, Nevada, Utah, Arizona, Colorado, Wyoming, Oregon, Texas and Michigan.

(1)	For purposes of this computation, pro forma net income was used for 1997 and not our reported net income. Prior to August, 1, 1998, Keith Engineering, Inc., which was included in the Company’s consolidated financial statements, was taxed as an “S” corporation. Pro forma net income for 1997 reflects a pro forma provision for federal and state income taxes at an assumed annual effective rate of approximately 42%.

Industries Served

     We serve the real estate development, public works/infrastructure, communications industry, and the industrial/energy industry.

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

     There are generally two types of real estate development clients: the land developer and the builder. Some take on characteristics of both. Developers generally must look long-term, utilize longer-term investment financing and evaluate the performance of projects across multiple business cycles. The developer pursues land development rights and implements the process of designing and constructing infrastructure utility, roadway and landform grading improvements. A developer’s projects often span several years or even decades. The builder, on the other hand, generally provides an end-user product, including homes, retail stores, restaurants or clubhouses. The builder’s approach is generally based upon current and relatively short-term economic conditions. Financing for a builder’s work is often construction-oriented and anticipates short-term returns. The builder often buys property that has already been zoned, graded and otherwise improved by the land developer.

     Public Works/Infrastructure

     Transportation, water resources, and other public works projects provide ongoing, more reliable sources of revenue for engineering firms and consultants when private real estate development activities decline during unfavorable economic periods. These public projects are often long-term and have historically provided more determinable and consistent revenue streams than non-publicly funded projects. Recently, the public works/infrastructure industry segment has shown a high interest in assessing the security of these facilities in addition to enhancing the quality and availability of them.

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

     Protecting communities from natural disasters such as flood and mudflows, cleaning natural waterways, eliminating pollution from storm runoff flowing into the ocean and protecting and enhancing natural riparian resources are some of the missions of public water-managing agencies. Private developers also address these issues as part of their land development.

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

Industrial/Energy

     The industrial/energy industry consists of manufacturing facilities, processing facilities, power generation and distribution, and production/refining methods and systems. Power plants, machines, assembly lines, factories and refineries require mechanical, electrical and process engineering services to enable utilization of new processes and to improve efficiency and reliability of their production effort. Comprehensive engineering services that are required include:

•	the design or redesign of electrical, heating, ventilation and air conditioning systems;

•	mechanical equipment design;

•	equipment selection and purchasing;

•	the design of integrated computer and monitoring device systems to control manufacturing and process equipment;

•	chemical/process engineering;

•	energy generation and usage consulting;

•	fire protection engineering;

•	material handling and process flow planning;

•	automation and robotics design;

•	construction management and installation supervision;

•	plant testing during construction and start-up;

•	plant operations and maintenance;

•	project management; and

•	computer programming.

     Projects that utilize mechanical, electrical and process engineering and consulting services include:

•	Energy/Power Generation and Management: power plants, natural gas/electrical systems and distribution systems;

•	High Tech Facilities: biotechnology, pharmaceutical and laboratory facilities, computer centers, control rooms and research and development facilities;

•	Heavy Manufacturing and Consumer Product Facilities: automotive assembly, household products, packaging facilities and paper products;

•	beverage manufacturing facilities;

•	Educational Facilities: school and university buildings and campuses; and

•	Public Facilities/Utilities: commercial and medical buildings.

     We believe there is a continued trend in the manufacturing and assembly industries toward automation and increased efficiency. As these industries grow, so does their need for engineering, design and consulting services to automate and increase the efficiency of new and existing facilities.

The Keith Companies Advantage

     The engineering and consulting services industries are highly fragmented, ranging from a large number of relatively small local firms to large, multi-national firms. Management believes that in most of the areas in which we are located, we are among the leading engineering and consulting services firms serving our primary industries. We believe that we can further enhance our position in the industries which we serve for the following reasons:

Reputation

     We have a reputation for providing high quality services, which is strengthened due to the personal relationships developed between our staff and representatives of clients and agencies. We have been awarded many projects either due to our expertise in working with an agency or project type or because a particular client desires to work with, and can count on, specific project managers. In addition, we have received numerous awards for technical excellence including:

•	Award of Excellence — Honor Award from the City of Rancho Cucamonga, California for design excellence

•	Engineering Project Achievement Award from the Orange County Engineering Council

•	Project Achievement Award from the American Society of Civil Engineers — Orange County Branch

•	Outstanding Environmental Analysis Document — 2001 Large Jurisdiction Award from the Association of Environmental Professionals — Inland Empire Chapter

•	Outstanding Environmental Analysis Document Award from the Association of Environmental Professionals

•	Award of Excellence from the California Council of Civil Engineers and Land Surveyors;

•	Certificate of Recognition from the County of San Bernardino Board of Supervisors;

•	Letter of Appreciation from the State of California Department of General Services;

•	Project of the Year from the Orange County Branch of the American Society of Civil Engineers;

•	Outstanding Environmental Analysis Document from the Association of Environmental Professionals; and

Industry and Professional Experience

     We believe that our senior management has the proven ability to execute our business plan and capitalize on new opportunities. In less than five years, management has successfully closed eight acquisitions, enabling us to diversify both our revenue base and our geographic scope. This is a crucial point as acquisitions continue to be a key component of our business plan. In most of the acquisitions, we have retained the management teams of the acquired companies and provided the financial and management controls to promote sustainable growth. This enables the acquired management team to run their business as they know best. In addition, the entire management team, from project manager to senior executive manager, is particularly adept at the relationship side of the business that plays a critical role in the world of engineering and consulting services.

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

Full Service Approach

     We provide a full complement of engineering and consulting services. Since many consulting and engineering services firms specialize in only one or a few services, a project owner may often be required to engage several engineering and/or consulting firms during the various phases of a project. The phases range from identifying and evaluating whether to acquire a parcel of land to designing, engineering and managing the construction of the finished project. In many cases, we provide monitoring and maintenance services on projects, even after construction is complete. We believe that clients realize significant cost and time savings and maintain consistent quality by concentrating their engineering and consulting services in as few firms as practicable.

Cross-Marketing

     Due to our reputation within our industries and due to our varied technical expertise, we have frequently increased the scope of services provided to a client from an initial engagement, such as land planning, to include other services, such as mapping and surveying. When we expand into new geographic regions, we have successfully cross-sold between our divisions and offices and intend to continue to cross-sell the services we offer.

     Because our professionals provide many of the preliminary services for planning, civil engineering and surveying and mapping projects, we are frequently asked to provide additional services as a project progresses. In performing the preliminary services during the initial phases of a project, we obtain background information and data relating to the project that may be inefficient and costly for another firm to compile. Consequently, we are often more knowledgeable about a project, and are able to provide additional services more efficiently. As a result, we are often engaged to perform additional engineering and consulting services as the project progresses.

Effective Organizational Structure

     We believe that our organizational structure allows us to compete effectively with small-and mid-sized local firms as well as with large regional, national and international firms. Our organizational structure combines the efficiencies associated with centralization and the flexibility of decentralization. When appropriate, our primary administrative functions are centralized in our corporate headquarters in Costa Mesa, California allowing us to reduce duplicative functions and personnel at our divisional offices. We believe that this centralization allows the management at our divisional offices the freedom to focus on identifying new business opportunities and overseeing the services they provide, and also allows our project managers the flexibility to focus on being responsive to client needs. Since our divisions are managed by technical professionals with excellent client relationships and industry reputations, we promote decentralization of those aspects of our business which involve technical and client relationships.

Business Strategy

     Our objective is to strengthen our position as a leading provider of engineering and consulting services while growing our geographic presence and enhancing the services we offer. To achieve this objective, we have developed a strategy with the following key elements:

•	Maintain High Quality Service. To maintain high quality service, we focus on being responsive to customers and working diligently and responsibly to maintain schedules and budgets. As a result of our focus on quality and timely service, we believe that we have established an excellent reputation in the markets we serve. We intend to continue providing high quality services as we expand our geographic presence and our service offerings.

•	Continue to Recruit and Retain Highly Qualified Personnel. We believe that recruiting and retaining skilled professionals is crucial to our success and growth. As a result, we intend to continue to recruit experienced and talented individuals who can provide quality services and innovative solutions.

•	Enhance and Strengthen Existing Client Relationships. By maintaining strong relationships with existing clients and promoting the entire cross section of services we provide to all clients, we believe that we can further enhance our reputation and business opportunities. By focusing our efforts in this area, we can utilize the time that we spend with our clients on active work to promote additional services to them and gain additional contract opportunities for us. We believe that our existing relationships between our clients and employees is our greatest business development asset.

•	Expand Services in the Public Works/Infrastructure, Communications, and Industrial/Energy Industries. To diminish our susceptibility to the economic cycles affecting any particular industry, we intend to continue expanding our work in the public works/infrastructure, communications and industrial/energy industries. Much of our technical expertise, including CAD technicians, certain engineering specialists and administrative support, can provide support across industries in the event that a particular industry segment experiences economic downturns. We believe that by expanding our services into industries which follow different economic cycles, we are able to reassign talented employees to other project types and help provide stability for our core staff, management and profit levels. Our acquisitions of Thompson-Hysell; Crosby, Mead, Benton & Associates; Hook & Associates Engineering, Inc.; Pacific Engineering Corporation; Universal Energy, Inc.; and most recently ALNM Group Inc. has enhanced our ability to expand our services, some of which follow different economic cycles.

•	Expand Geographically. To diminish the impact of regional economic cycles and to further enhance cross-selling opportunities, we intend to continue to expand our geographic presence through acquisitions opening additional divisional offices and by marketing our services to clients with national and international needs. Our geographic growth may provide us with broader access to employee pools, work-sharing between regions and new business opportunities. We believe that our acquisitions of Thompson-Hysell; Crosby, Mead, Benton & Associates; Hook & Associates Engineering, Inc.; Pacific Engineering Corporation; Universal Energy, Inc. and ALNM Group, Inc. have enabled us to more effectively sell additional services in the entire Southwest and recently the Midwest.

•	Expand and Enhance Technical Capabilities. We intend to build upon our reputation as a quality provider of engineering and consulting services as we diversify our services to meet demands of our clients, industry segments and new markets. As part of our effort to continue diversifying the scope of our services, we intend to pursue strategic partnering relationships and acquisitions.

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

     The following table sets forth information regarding our eight acquisitions since December 1997:

Acquisition		Primary
Date	Company Acquired	Markets Served	Services Offered

December 1997	ESI, Engineering Services Incorporated	Northern California	Industrial/energy services
August 1998	John M. Tettemer and Associates, Ltd.	Southern California	Water resources engineering and services
July 1999	Thompson-Hysell, Inc.	Northern and Central California; Utah	Water resources and other engineering services
October 2000	Crosby, Mead, Benton & Associates	Southern California	Land development design, infrastructure design and landscape architecture
January 2001	Hook & Associates Engineering, Inc.	Arizona; Colorado; Wyoming	Land development, transportation, and communications services
September 2001	Pacific Engineering Corporation	Oregon; Washington	Industrial/energy services
November 2001	Universal Energy, Inc.	National, International	Power Plant testing, start-up, operations
March 2002	ALNM Group, Inc.	Michigan	Environmental, water resources, and other engineering services

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

Services Provided

     We provide a broad range of services, including civil engineering, surveying and mapping, planning, environmental, archaeological, construction management, site acquisition, water resource engineering, and other services needed by the industrial, process and manufacturing industry, including instrumentation and control systems engineering, fire protection engineering, electrical engineering, mechanical engineering, chemical process engineering, start-up and testing, and operations.

   Civil Engineering Services

     General civil engineering is often referred to as everything “designed from the ground down” because most of the constructed improvements involved lie on the surface of, or below the ground. Our civil engineering services include, project feasibility and due diligence analysis; development cost projections; access and circulation analysis; infrastructure design and analysis; pro forma cost studies; project management; construction documents; tentative mapping; flood plain studies; sewer, water and drainage design; street and highway design; site and subdivision design; and grading design.

   Surveying and Mapping Services

     Surveying and mapping services include, among other things, the establishment of boundaries for preliminary engineering, construction layout, as-built surveys and the identification of features of a parcel of land that directly affect a project’s design. It is common for our surveying and mapping teams to be “the first in and the last out” for a construction project. We provide surveying and mapping services through teams of skilled professionals that utilize sophisticated technology, including global positioning systems that utilize satellite technology to survey and navigate land, geographic information systems, and field-to-office digital and electronic data capture to produce information that will serve as the foundation for a variety of planning and engineering analysis and design endeavors. We believe that we were among the first engineering and surveying consultants to utilize global positioning systems with geographic information systems to perform precise ground surveys.

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

   Archaeological Services

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

   Construction Management Services

     Construction management services are an efficient “bundling” of some of the other services that we provide. During construction management assignments, we direct development and construction tasks, including the preparation of cost projections, entitlement and feasibility analysis, professional consultant selection and supervision, contractor bidding and construction supervision. We provide these services in discrete components or as a comprehensive package for private development, public works and communications clients.

   Site Acquisition Services

     Site acquisition services include the selection of prospective properties that fit defined criteria, identifying and overcoming restrictions against the intended use of properties, negotiating agreements for the acquisition and implementing the acquisition and final use of properties. We provide site acquisition services to assist clients with obtaining the most appropriate real estate for their particular needs or to assist them in assessing the quality and reliability of existing equipment and facilities in the energy industry. For example, a property intended for the development of multi-family housing will have characteristics which vary greatly from that of a property intended for the siting of a heavy industrial facility.

   Water Resources Engineering Services

     Our water resources engineering services consist of financial planning, feasibility studies, storm water management, demand forecasting, hydraulic analysis and water flow studies to develop system master plans in addition to designing conventional systems of pipes, channels and dams.

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

     Start-Up Testing, Operation and Maintenance. As plants, whether they are power generation or wastewater treatment, are constructed they require a significant amount of testing during the construction process to insure that various functions are performing as designed and expected. This work includes testing the system processes, electrical equipment, instrument calibration, and numerous other tests to insure that the plant will function when it becomes operational. It then needs to be started, monitored, and the permanent staff for the plant must be trained to operate and manage it. We provide these various plant services including testing, start up, and training in addition to being able to provide the manpower along with our intimate understanding of the background of a plant to operate, manage or maintain a plant during its full operational stage after construction.

Business Development and Marketing

     Our business development and marketing activities consist of identifying target markets, developing strategies for pursuing these targets and supporting marketing activities company-wide by coordinating corporate promotional and professional activities. We use a client service value-added approach to our business development and marketing efforts by employing a variety of techniques to obtain contracts with new clients, repeat business with existing clients, and to maintain a positive reputation.

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

     Our growing list of services provides us with the opportunity to cross-market and sell additional services to our clients. We intend to further promote our broad service capabilities and continue to take advantage of our ability to increase our revenue by cross-selling services to existing clients and to build new client relationships.

     One of the keys to being successful in cross-marketing our services is to ensure that all of our managers understand the complete capabilities of our company, including our full range of services and the geographic locations and industries in which we offer and provide our services. We give formal presentations to our staff to educate them on our full capabilities and to encourage them to identify cross-marketing opportunities. In addition, we have implemented a formal cross-marketing program. We have produced various tools to highlight pertinent information on each of the company’s divisions. These are available to all managers in each division as part of an approach geared to facilitate easy “lead sharing” between divisions and to maximize the effectiveness of our cross-marketing efforts. We promote successful cross-selling efforts and have been awarded numerous new contracts as a direct result of this effort.

     Our business development staff has also been trained to identify and pursue opportunities that result from cross-selling. They report all such opportunities to the corporate office where proposals and contracts are monitored. For example, our ESI division (industrial/energy) was awarded a contract for engineering services for multiple power plants. Through our cross-marketing efforts, we were able to expand the contracts to include planning, civil engineering and surveying and mapping services for the benefit of both the client and us. Likewise, one of our business development managers in Southern California provided a lead to our Thompson-Hysell division in Central California which resulted in a contract for that office to provide planning and civil engineering services for a large golf course and residential community.

     One of our most effective methods of developing client relationships and winning new contracts has been our Executive Land Search Program. In our “map rooms”, we have computerized geographic information systems maps, aerial maps and city and county maps. We use these maps along with corresponding database information to identify and track a multitude of existing and potential projects. We meet with existing and prospective clients and refer available projects to them.

Clients

     Our primary private sector clients consist of real estate developers, builders, communications providers, major manufacturers and energy providers. Our public sector clients include water and school districts, metropolitan planning organizations, transportation authorities and local, state and federal agencies. The following is a partial list of some of our clients:

Real Estate	Public Works/Infrastructure

Centex Homes	City of Rancho Mirage
D.R. Horton	Coachella Valley Water District
Lennar Homes	Central Utah Water Conservancy District
Pulte Home Corporation/Del Webb	Orange County Transportation Authority
ProLogis	Arizona Department of Transportation
Shea Homes	Metropolitan Water District of Southern California
The Irvine Company
Thomas & Mack Development Company

Industrial/Energy	Communications

California Energy Commission	Mountain Union Telecom
E&J Gallo Winery	Sprint Spectrum, L.P.
Kellogg Co.	Whalen & Company
PG&E National Energy Group	ATI
New United Motors Manufacturing, Inc. (NUMMI — GM & Toyota)	Delta Aviation Services, L.P. Scientech, Inc.

     No individual client accounted for more than 10% of our net revenue in 1999, 2000 and 2001.

Backlog

     At December 31, 2001, our gross revenue backlog was approximately $42 million as compared to $29 million at December 31, 2000. Our backlog represents an estimate of the remaining future gross revenue from existing signed contracts, and contracts which have been awarded with a defined scope of work and contract value and on which we have begun work with oral client approval. We do not believe that backlog is fully indicative of the amount of potential future revenue that we may achieve because of the short-term nature of the contracts under which we generally provide our services compared to the long-term nature of the projects.

Competition

     The market for our services is highly competitive. We compete with a variety of firms ranging from small, local firms to national and international firms that are much larger than we are. We perform engineering and consulting services for a broad spectrum of markets including energy, residential, commercial, recreational, public works, communications and industrial, process and manufacturing. We believe that our competitive advantages include our multiple industries and services, reputation, organizational structure and business strategy. We believe that the principal factors in the engineering and consulting services selection criteria include:

•	quality of service

•	relevant experience

•	staffing capabilities

•	reputation

•	geographic presence

•	stability

•	price

Employees

     As of March 1, 2002, we had approximately 850 employees. Believing that our success depends significantly upon attracting and retaining talented, innovative and experienced professionals, we are comprised of highly skilled personnel with significant industry experience and strong client relationships. We employ licensed civil engineers, mechanical engineers, electrical engineers, land surveyors, landscape architects, certified planners, information technology specialists, power plant personnel, geodesists and doctoral archaeologists, among others.

     Our field survey employees in our Southern California offices are covered by a Master Labor Agreement between the International Union of Operating Engineers Local Union No. 12 and the Southern California Association of Civil Engineers and Land Surveyors. The agreement applies to civil engineering and land surveying work, including global positioning system surveys, and covers our employees in Imperial, Inyo, Kern, Los Angeles, Mono, Orange, Riverside, San Bernardino, San Diego, San Luis Obispo, Santa Barbara and Ventura counties. Our field survey employees in our Northern California offices are covered by a Master Agreement between the Bay Counties Civil and Land Surveyors Association and Operating Engineers Local Union No. 3. Our other employees are not represented by any labor union. We have never experienced a work stoppage from union actions. We believe that our relationship with our employees is good.

ITEM 2. PROPERTIES

     We occupy offices and facilities in various locations in California, Nevada, Utah, Arizona, Colorado, Wyoming, Oregon, Texas and Michigan. Our corporate headquarters are located in Costa Mesa, California and consist of approximately 60,000 square feet of space. Our corporate headquarter lease, which consists of separate leases for the two floors that we occupy, extends until October 2003. We also maintain offices in the California cities of Walnut Creek, Moreno Valley, Modesto, Palm Desert, Encino, Carlsbad and Thousand Oaks. Outside of California, we have offices in each of the following locations: Las Vegas, Nevada; Salt Lake City, Utah; Phoenix, Arizona; Denver, Colorado; Cheyenne, Wyoming; Nasau Bay, Texas; Portland, Oregon and Ann Arbor, Michigan. We believe that our existing office space is adequate to meet our current and foreseeable future requirements.

ITEM 3. LEGAL PROCEEDINGS

     In March 2000, Clayton Engineering filed a claim against The Irvine Company, which was subsequently settled, alleging that The Irvine Company failed to pay Clayton Engineering for the removal of 30,000 cubic yards of dirt in the Peters Wash located in Irvine, California. JMTA had provided engineering design services for The Irvine Company in connection with this project. JMTA was our wholly-owned subsidiary at the time the claim by Clayton was filed and was subsequently merged with and into the Company in December 2000. Clayton Engineering made the allegation that plans prepared by JMTA were inaccurate as to the elevation of the bottom of the Peters Wash. Consequently, during January of 2001, The Irvine Company filed an equitable indemnity cross-complaint against JMTA in the Superior Court of California, in the County of Orange. We settled this dispute in November 2001 and the lawsuit was dismissed. The settlement amount was partially covered by insurance and is not considered to be material to the overall financial condition, liquidity, or results of operations of the Company.

     The Company is also involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management and the Company’s legal counsel, the ultimate disposition of these matters should not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the Nasdaq National Market under the symbol “TKCI”. The following table sets forth the low and high closing sale prices per share of our common stock for each calendar quarter indicated as reported on the Nasdaq National Market.

	Low	High

Year Ended December 31, 2000:
First Quarter	$3.88	$5.56
Second Quarter	3.19	4.88
Third Quarter	3.94	5.63
Fourth Quarter	4.94	8.56
Year Ended December 31, 2001:
First Quarter	$8.94	$25.63
Second Quarter	15.55	23.30
Third Quarter	8.23	21.00
Fourth Quarter	7.60	10.55

     At March 15, 2002, there were approximately 57 holders of record and approximately 3,075 beneficial holders of our outstanding shares of common stock and the last reported sale price of our common stock on the Nasdaq National Market was $11.60 per share.

     We have not declared or paid any cash dividends on our capital stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, our credit agreement with our bank restricts the payment of dividends without the bank’s consent.

Recent Issuances of Unregistered Securities

     In connection with our acquisition of Crosby, Mead, Benton & Associates (“CMB”) in October 2000, the purchase agreement provided for the issuance of $1,000,000 in unregistered shares of our common stock to the former shareholders of that company which is payable in two equal installments in October 2001 and in October 2002, subject to certain adjustments as stated in the agreement. We have issued $188,000 related to the first installment, which resulted in the issuance of 35,905 shares of our common stock in October 2001. We are currently in the process of finalizing any further purchase price adjustments to determine whether any additional shares would be required to be issued related to the first installment. These shares were, and are expected to be, issued in transactions exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

     In connection with the acquisition of Hook Associates Engineering, Inc. (“Hook”), the purchase agreement provided for the issuance of $1,200,000 in unregistered shares of our common stock to the former shareholders of that company. The common stock of the Company is to be issued in two installments; 34,188 shares were issued in February 2001 with a value of $500,000, with the remaining $700,000 to be issued in April 2002. The issuance of the $700,000 of common stock is subject to certain adjustments as stated in the agreement. These shares were, and are expected to be, issued in transactions exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

     In connection with our acquisition of Universal Energy, Inc. (“UEI”) in November 2001, the former shareholders will be eligible for additional consideration, which may affect the purchase price as a result of an earn-out provision. As part of this earn-out, which is based on certain profitability targets for 2002, 2003, and 2004, we may be obligated to issue additional shares of our common stock to be determined under the earn-out provision of the agreement. If issued, these shares will be issued in three installments in May 2003, May 2004 and May 2005. These shares are expected to be issued in transactions exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data includes both consolidated and combined financial statement data for the periods presented. All financial statement data is referred to as consolidated.

     The historical statements of income data for the years ended December 31, 1999, 2000 and 2001, and the historical balance sheet data as of December 31, 2000 and 2001, have been derived from our historical audited consolidated financial statements which are included elsewhere in this annual report on Form 10-K. The historical statements of income data for the years ended December 31, 1997 and 1998, and the historical balance sheet data as of December 31, 1997, 1998 and 1999, have been derived from our audited historical consolidated financial statements which are not included in this Annual Report on Form 10-K.

     The pro forma statements of income data for the years ended December 31, 1997 and 1998 are unaudited and reflect pro forma adjustments for provisions for federal and state income taxes at an assumed annual effective income tax rate of approximately 42.0%. The pro forma statements of income data for the years ended December 31, 1999, 2000 and 2001, represent historical amounts at the actual annual effective income tax rates of 42.1%, 40.4% and 38.8%, respectively, and are shown for comparative purposes only.

     The following information should be read in conjunction with our consolidated financial statements and the related notes and our Management’s Discussion and Analysis of Financial Condition and Results of Operations which are included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,

	(dollars in thousands, except for per share data)
	1997	1998	1999	2000	2001

Historical Statements of Income Data(1):
Gross revenue	$22,585	$34,021	$43,084	$57,835	$77,066

Net revenue	18,592	29,182	39,636	53,381	69,455
Costs of revenue	11,871	19,287	26,987	34,362	45,438

Gross profit	6,721	9,895	12,649	19,019	24,017
Selling, general and administrative expenses	4,485	5,858	8,343	10,834	14,690

Income from operations	2,236	4,037	4,306	8,185	9,327
Interest income	(3)	(4)	(13)	(31)	(552)
Interest expense	852	967	807	341	270
Other expenses (income), net	86	70	29	(44)	53

Income before provision (benefit) for income taxes	1,301	3,004	3,483	7,919	9,556
Provision (benefit) for income taxes(1)	(1,397)	1,350	1,466	3,199	3,707

Net income	2,698	1,654	2,017	4,720	5,849
Reversal (accretion) of redeemable securities to redemption value, net	—	(230)	230	—	—

Net income available to common shareholders	$2,698	$1,424	$2,247	$4,720	$5,849

Earnings per share—diluted	$0.87	$0.39	$0.50	$0.89	$0.82

Weighted average shares outstanding—diluted	3,104,588	3,635,474	4,515,033	5,299,679	7,092,505

EBITDA(2)	$2,521	$4,562	$5,314	$9,787	$11,623

Pro Forma Statements of Income Data:
Historical income before provision for income taxes	$1,301	$3,004	$3,483	$7,919	$9,556
Pro forma provision for income taxes	546	1,262	1,466	3,199	3,707

Pro forma net income	755	1,742	2,017	4,720	5,849
Reversal (accretion) of redeemable securities to redemption value, net	—	(230)	230	—	—

Pro forma net income available to common shareholders	$755	$1,512	$2,247	$4,720	$5,849

Pro forma earnings per share data—diluted	$0.24	$0.42	$0.50	$0.89	$0.82

Weighted average number of shares outstanding—diluted	3,104,588	3,635,474	4,515,033	5,299,679	7,092,505

	As of December 31,

	1997	1998	1999	2000	2001

Historical Balance Sheet Data:
Working capital	$2,016	$5,180	$7,213	$7,343	$38,781
Total assets	11,733	14,530	23,661	33,312	71,492
Total debt	8,087	9,667	4,835	5,745	1,912
Total shareholders’ equity (deficit)	(1,725)	(301)	12,836	18,239	53,733

(1)	Prior to August 1, 1998, Keith Engineering, which is included in TKCI’s consolidated financial statements, elected to be taxed as an S corporation.

(2)	EBITDA refers to income before provision (benefit) for income taxes plus interest expense, depreciation and amortization expense less interest income. Because all companies do not calculate EBITDA or similarly titled financial measures in the same manner, other companies’ disclosures of EBITDA may not be comparable with EBITDA as used here. EBITDA should not be considered as an alternative to net income or loss (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under accounting principles generally accepted in the United States of America. EBITDA is intended to provide additional information for evaluating the ability of an entity to meet its financial obligations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements of TKCI and its subsidiaries and the related notes and the other financial information included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of any number of factors, including those set forth under Risk Factors and under other captions contained elsewhere in this Annual Report on Form 10-K.

Overview

   Revenue

     We derive most of our revenue from professional service activities. The majority of these activities are billed under various types of contracts with our clients, including fixed price and time-and-materials contracts. Most of our time-and-material contracts have not-to-exceed provisions. For contracts with either a fixed price or a not-to-exceed provision, revenue is recognized under the percentage of completion method of accounting based on the proportion of actual direct contract costs incurred to total estimated direct contract costs at completion. We believe that costs incurred are the best available measure of progress towards completion on these contracts. In the course of providing services, we sometimes subcontract for various services. These costs are included in billings to clients and are included in our gross revenue. Because subcontractor services can change significantly from project to project, changes in gross revenue may not be indicative of business trends. Accordingly, we also report net revenue, which is gross revenue less reimbursable subcontractor costs. Our revenue is generated from a large number of relatively small contracts.

   Costs of Revenue

     Costs of revenue include labor, non-reimbursable subcontractor costs, materials and various direct and indirect overhead costs including rent, utilities and depreciation. Direct labor employees work predominantly at our offices and at the clients’ job sites. The number of direct labor employees assigned to a contract will vary according to the size, complexity, duration and demands of the project. Contract terminations, completions and scheduling delays may result in periods when direct labor employees are not fully utilized. As we continue to grow, we anticipate that we will continue to add professional and administrative staff to support our growth. These professionals are in great demand and are likely to remain a limited resource for the foreseeable future. The significant competition for employees with the skills we require creates wage pressures on professional compensation. We attempt to increase our billing rates to customers to compensate for wage increases; however, there can be a lag before wage increases can be incorporated into our existing contracts. Some expenses, primarily long-term leases, are fixed and cannot be adjusted in reaction to an economic downturn.

   Selling, General and Administrative Expenses

     Selling, general and administrative expenses primarily consist of corporate costs related to finance and accounting, information technology, business development and marketing, contract proposal, executive salaries, provisions for doubtful accounts, amortization of goodwill and other indirect overhead costs.

   Critical Accounting Policies

     Management is required to make a number of assumptions and estimates that directly impact the consolidated financial statements and related disclosures. Those assumptions and estimates form the basis for certain of our accounting policies described in Note 2 to the Consolidated Financial Statements. The accounting policies that are most important to the portrayal of the Company’s financial condition and results of operations, and require management’s most difficult, subjective or complex judgements, are considered to be critical accounting policies. Because of the uncertainties inherent in making assumptions and estimates regarding unknown future outcomes, future events may result in significant differences between our estimates and actual results. Management believes that each of our assumptions and estimates are appropriate in the circumstances, and represent the most likely future outcome. We believe our critical accounting policies relate to estimates of costs to complete and revenue recognition on our contracts and the collectibility of our contracts and trade receivables. See “Significant Estimates Used in Preparing Our Consolidated Financial Statements.”

   Significant Estimates Used in Preparing Our Consolidated Financial Statements

     Revenue and Cost Recognition on Contracts. We use estimates in recognizing revenue related to our contracts with fixed price or a not-to-exceed provision. For such contracts, revenue is recognized under the percentage of completion method of accounting based on the proportion of actual direct contract costs incurred to total estimated direct contract costs. We believe that costs incurred are the best available measure of progress towards completion on these contracts. Estimating the total estimated contract cost is a subjective process and requires the use of our best estimates based upon the current information known by us at that point in time. Our estimation of total estimated contract cost has a direct impact on the revenue recognized by us. If our current estimate of total contract costs turn out to be higher than our previous estimates of total contract cost, then we would have over recognized revenue for that period. Conversely, if our current estimate of total contract costs turn out to be lower than our previous estimates of total contract costs, we would have under recognized revenue for that period. In both cases, a job to date adjustment will be made to true-up revenue as a change in estimate applied prospectively.

     Provision for Doubtful Accounts. We use estimates in arriving at our allowance for doubtful accounts related to our contracts and trade receivables. These estimates are based on our best assessment as to the collectibility of the related receivable balance. Future collections of receivables that are different from our current estimates will effect results of operations in future periods.

Key Events

•	In July 1999, we acquired substantially all of the assets and assumed substantially all of the liabilities of Thompson-Hysell, Inc. (“Thompson-Hysell”).

•	In July 1999, we completed an initial public offering of 1,500,000 shares of our common stock, resulting in net proceeds of approximately $11,015,000.

•	In October 2000, we acquired Crosby, Mead, Benton & Associates which provides engineering and design services for master planned communities in Southern California.

•	In January 2001, we acquired substantially all of the assets and assumed substantially all of the liabilities of Hook & Associates Engineering, Inc. (“Hook”), an engineering and consulting services firm with offices located in Phoenix, Arizona, Denver, Colorado and Cheyenne, Wyoming, providing a full range of services to clients in an array of industries including real estate development, public works/infrastructure and communications.

•	In May 2001, we completed a secondary offering of an aggregate of 2.3 million shares of common stock (including an over-allotment of 300,000 shares), of which 1.9 million shares were sold by the Company and 400,000 shares were sold by selling shareholders. The public offering price was $16.00 per share, which resulted in net proceeds of approximately $27.9 million.

•	In September 2001, we acquired substantially all of the assets and assumed substantially all of the liabilities of Pacific Engineering Corporation (“PEC”), an Oregon based engineering and design services firm specializing in the fields of power transmission and distribution, hydroelectric energy facilities, communication, and other utility infrastructure services.

•	In November 2001, we acquired Texas based Universal Energy, Inc. (“UEI”) and its wholly owned subsidiary Amerex International, Inc., which provide start-up management, technical support, facility acquisition analysis, operations and maintenance, and manpower augmentation to the power industry.

•	In March 2002, we acquired Michigan based ALNM Group, Inc. (“ALNM”) which specializes in government services with expertise in environmental, civil, mechanical, electrical engineering, and surveying.

   Impact of Our Industry Diversification Strategy

     To reduce our susceptibility to economic cycles affecting the real estate development industry, we intend to continue expanding our work in the public works/infrastructure, and the industrial/energy industries. We believe that among other business initiatives, our acquisition strategy will play a significant role in contributing to this objective. The acquisitions of PEC and UEI during 2001, ALNM in March 2002 and anticipated future acquisitions, all of which are expected to primarily provide engineering services outside of the real estate development arena, should have a significant impact to our future mix of net revenue. Due to these acquisitions, we anticipate that our margins may be affected by the decreased business concentration from the real estate development industry which has historically yielded higher margins than services provided to the public works/infrastructure and industrial/energy industries.

     Results of Operations

     The following table sets forth supplemental consolidated operating results for each of the periods presented as a percentage of net revenue.

	Years Ended December 31,

	1999	2000	2001

Gross revenue	108.7%	108.3%	111.0%
Subcontractor costs	8.7	8.3	11.0

Net revenue	100.0	100.0	100.0
Costs of revenue	68.1	64.4	65.4

Gross profit	31.9	35.6	34.6
Selling, general and administrative expenses	21.0	20.3	21.2

Income from operations	10.9	15.3	13.4
Interest income	—	(0.1)	(0.8)
Interest expense	2.0	0.7	0.3
Other expenses (income)	0.1	(0.1)	0.1

Income before provision for income taxes	8.8	14.8	13.8
Provision for income taxes	3.7	6.0	5.4

Net income	5.1	8.8	8.4
Reversal of redeemable securities to redemption value, net	0.6	—	—

Net income available to common shareholders	5.7%	8.8%	8.4%

   Years Ended December 31, 2001 and December 31, 2000

     Net Revenue. Net revenue during 2001 was $69.5 million compared to $53.4 million during 2000, an increase of $16.1 million, or 30.1%. The net revenue growth for 2001 compared to 2000 is primarily attributable to acquisitions. The acquisitions of CMB, which closed in the fourth quarter of 2000, and Hook, PEC, and UEI, all of which closed in 2001, contributed $12.8 million (excludes CMB results for the fourth quarter of 2001) to net revenue during 2001 compared to 2000. Excluding the net revenue from acquisitions, net revenue increased $3.3 million or 6.2%. The remaining net revenue growth was primarily due to (i) growth in the Company’s civil engineering services resulting from the strong demand for real estate in Southern California and Nevada, and (ii) the contribution of net revenue from two new divisions. The first of the two new divisions is a civil engineering office located in Ventura County, California, which commenced operations during the fourth quarter of 2000, while the second, which is dedicated to servicing the communication industry and is located in San Diego, California, commenced operations during the first quarter of 2001. These new divisions contributed approximately $800,000 to the Company’s net revenue during 2001. The above mentioned increases in net revenue during 2001 were partially offset by lower net revenue at one of the Company’s Northern California offices resulting from decreased activity on several large projects with high profit margins. Subcontractor costs, as a percentage of net revenue, increased to 11.0% during 2001 compared to 8.3% during 2000, resulting largely from an increase in subcontractor costs related to several large contracts in our industrial/energy segment.

     Gross Profit. Gross profit during 2001 was $24.0 million compared to $19.0 million during 2000, an increase of $5.0 million, or 26.3%. The increase in gross profit was primarily attributable to acquisitions, which added gross profit of $4.3 million during 2001 as compared to the prior year. As a percentage of net revenue, gross profit decreased to 34.6% during 2001 from 35.6% during 2000. The percentage decrease was primarily related to lower margins related to the Hook acquisition. Excluding the effect of lower margins realized from Hook, gross profit remained consistent with that of the prior year.

     Costs of revenue during 2001 was $45.4 million compared to $34.4 million during 2000, an increase of $11.0 million, or 32.2%. The increase is primarily attributable to increased expenses associated with the growth in our total employee base, which grew from 540 in 2000 to 715 in 2001; coupled with an increase in facilities expense. Such increases primarily resulted from acquisitions.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses during 2001 were $14.7 million compared to $10.8 million during 2000, an increase of $3.9 million, or 35.6%. This increase was primarily related to acquisitions, goodwill amortization, and higher overall corporate costs. As a percentage of net revenue, selling, general and administrative expenses increased to 21.2% during 2001 from 20.3% during 2000. The percentage increase was primarily related to higher administrative costs, additional contract proposal time, goodwill amortization (see Effect of Recent Accounting Pronouncements for discussion on the treatment of goodwill), and certain one time corporate costs including higher legal services and settlement costs, all of which was partially offset by a lower provision for doubtful accounts.

     Interest Income. Interest income during 2001 was $552,000 compared to $31,000 during 2000, an increase of $521,000. The increase in interest income resulted from interest earned on securities purchased with a portion of the net proceeds generated from the Company’s May 2001 secondary offering.

     Interest Expense. Interest expense during 2001 was $270,000 compared to $341,000 during 2000, a decrease of $71,000, or 20.8%. The decrease in interest expense was primarily due to the repayment of a $2.4 million acquisition note in April 2001, and the repayment of the outstanding balance on our line of credit in May 2001. This decrease was partially offset by increased interest expense related to a $1.3 million note issued in connection with the Hook acquisition in January 2001.

     Income Taxes. The provision for income taxes during 2001 was $3.7 million compared to $3.2 million during 2000, an increase of $500,000, or 15.9%. This increase in provision for income taxes resulted primarily from a higher taxable income base, mitigated by a lower effective income tax rate during 2001. Our effective income tax rate was approximately 38.8% during 2001 compared to 40.4% during 2000.

   Years Ended December 31, 2000 and December 31, 1999

     Net Revenue. Net revenue for 2000 was $53.4 million compared to $39.6 million for 1999, an increase of $13.8 million, or 34.8%. Net revenue growth for 2000 compared to 1999 resulted primarily from our acquisitions of Thompson-Hysell in July 1999 and Crosby, Mead, Benton & Associates in October 2000, which contributed $7.1 million to net revenue for 2000 compared to 1999 (excluding Thompson-Hysell results for the third and fourth quarters of 2000); growth in our surveying and mapping services, resulting primarily from the strong demand for housing in California and Nevada; and from growth in our industrial/energy segment, partially as a result of the need to design and construct backup and new power generation systems needed by individual power users and power providers. Subcontractor costs, as a percentage of net revenue, declined slightly to 8.3% for 2000 compared to 8.7% for 1999, resulting largely from a reduction in subcontractor services for several large contracts in our real estate development, public works/infrastructure and communications segment.

     Gross Profit. Gross profit for 2000 was $19.0 million compared to $12.6 million for 1999, an increase of $6.4 million, or 50.4%. As a percentage of net revenue, gross profit increased to 35.6% for 2000 compared to 31.9% for 1999. The increase in gross profit and gross profit percentage for 2000 compared to 1999, resulted primarily from higher net revenue and profit margins generated through our acquisition of Thompson-Hysell, improved profit margins in our industrial/energy segment, improved utilization of our professionals and an increased focus on contracts with higher profit margins. These gross profit increases were partially offset by an increase in the employer matching contribution of our 401(k) plan in 2000. In addition, gross profit margins in 1999 were negatively impacted by operating results on two large projects, resulting in a less favorable comparison with the 2000 gross profit margin which was not similarly impacted.

     Costs of revenue for 2000 was $34.4 million compared to $27.0 million for 1999, an increase of $7.4 million, or 27.3%. Costs of revenue increases resulted primarily from increased expenses associated with the growth in our total employee base from 473 in 1999 to 540 in 2000, an increase of 67, or 14.2%.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2000 were $10.8 million compared to $8.3 million for 1999, an increase of $2.5 million, or 29.9%. As a percentage of net revenue, selling, general and administrative expenses decreased to 20.3% for 2000 from 21.0% for 1999. The increases in selling, general and administrative expenses resulted primarily from our acquisitions of Thompson-Hysell in July 1999 and Crosby, Mead, Benton & Associates in October 2000, including the amortization of goodwill; employee recruiting costs; and a full year of other costs associated with operating as a public company. The percentage decrease was due principally to economies of scale associated with our acquisitions, which has resulted in lower administrative costs in comparison to revenue generated.

     Interest Expense. Interest expense for 2000 was $341,000 compared to $807,000 for 1999, a decrease of $466,000, or 57.7%. As a percentage of net revenue, interest expense was 0.7% for 2000 compared to 2.0% for 1999. The percentage decrease resulted largely from the repayment of our previous line of credit and various related party notes payable with a portion of our net proceeds from our initial public offering in July 1999 and the repayment of certain capital leases in 2000.

     Income Taxes. The provision for income taxes for 2000 was $3.2 million compared to $1.5 million in 1999, an increase of $1.7 million, or 118%. This increase in income tax expense was due primarily to a higher taxable income base, mitigated by a lower effective income tax rate during 2000. Our effective income tax rate was approximately 40.4% for 2000 compared to 42.1% for 1999.

Liquidity and Capital Resources

     Cash and cash equivalents combined with securities held-to-maturity totaled $23.7 million as of December 31, 2001, compared to $1.0 million as of December 31, 2000. Working capital as of December 31, 2001 was $38.8 million compared to $7.3 million as of December 31, 2000, an increase of $31.5 million, resulting primarily from net proceeds of approximately $27.9 million received in connection with our May 2001 secondary offering and an increase in current assets resulting from acquisitions during the year. Our debt to equity ratio (excluding the effect of issuable common stock) as of December 31, 2001 improved to 0.04 to 1 compared to 0.31 to 1 at December 31, 2000 primarily as a result of the secondary offering, the repayment of the outstanding balance on our line of credit balance and repayment of a $2.4 million acquisition note. Net cash provided by operating activities increased $4.8 million, or 160%, to $7.8 million during 2001 compared to $3.0 million during 2000. The increase in net cash provided by operating activities was a result of higher income before the effects of depreciation and amortization, tax benefit from the exercise of stock options, a decrease in contract and trade receivables, and an increase in accounts payable and accrued liabilities, offset by an increase in costs and estimated earnings in excess of billings and a decrease in billings in excess of costs and estimated earnings. The 2001 cash generated from operating activities was primarily used to make principal payments on debt and capital leases, fund capital expenditures, and partially fund our acquisition of UEI in November 2001, PEC in September 2001, and Hook in January 2001. Capital expenditures during 2001 were $1.6 million compared to $1.3 million during 2000. We expect our capital expenditures in fiscal 2002 to range between $1.8 million to $2.5 million taking into account capital expenditures related to ALNM , our March 2002 acquisition, but excluding capital expenditures related to any future acquisitions should they occur.

     In September 2001, we entered into a $10.0 million unsecured line of credit agreement consisting of three components: (i) an acquisition component, (ii) an equipment and vehicle financing component, and (iii) a working capital component. The line provides up to a maximum of $5.0 million to finance acquisitions, up to a maximum of $3.0 million to finance equipment and vehicle purchases, and up to a maximum of $10.0 million less the aggregate outstanding principal balance of the acquisition and equipment and vehicle components for working capital. The line bears interest at either a range of 0.25% below prime to prime, or a range of 1.25% to 1.75% over LIBOR depending on the Company’s ability to meet certain financial covenants. The equipment and vehicle financing components mature in September 2002, while the acquisition and working capital components mature in June 2003. There were no amounts outstanding under this line of credit agreement as of December 31, 2001.

     Net proceeds of approximately $27.9 million from our secondary offering in May 2001 were partially used to repay our debt, for general corporate purposes, including working capital, and aid in acquiring PEC, UEI, and ALNM. The remaining balance of the net proceeds has been invested in highly liquid investment grade short-term debt securities and is partially ear-marked to fund future acquisitions.

     The Company does not hold any derivative financial instruments for trading purposes or otherwise. Furthermore, we have not engaged in energy or commodity trading activities and do not anticipate doing so in the future, nor do we have any transactions involving unconsolidated entities or special purpose entities.

     The following summarizes our contractual obligations as of December 31, 2001, and the effect such obligations are expected to have on liquidity and cash flows in the future.

	Payments Due By Period

	Total	2002	2003	2004	2005	2006 and thereafter

Total debt	$1,669,000	$285,000	$1,371,000	$13,000	$—	$—
Capital lease obligations	243,000	174,000	53,000	7,000	8,000	1,000
Operating leases	10,631,000	3,363,000	3,031,000	1,793,000	1,529,000	915,000

Total contractual cash obligations	$12,543,000	$3,822,000	$4,455,000	$1,813,000	$1,537,000	$916,000

     Our primary sources of liquidity during 2002 are expected to be our existing cash and securities balances, cash generated from operations, and availability under our credit facility. Based upon our current cash and securities position and our $10 million unsecured line of credit, we expect to have sufficient cash resources to fund our anticipated operations, planned capital expenditures, anticipated acquisitions, and debt reductions for the next 12 months. We anticipate meeting our long-term liquidity requirements through a combination of cash generated from operations, use of our unsecured line of credit and accessing the capital markets should conditions be favorable.

     We have not entered into any material related party transactions during 2001.

Effect of Recent Accounting Pronouncements

     In October 2001, the Financial Accounting Standard Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 supersedes Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, and requires (i) the recognition and measurement of the impairment of long-lived assets to be held and used and (ii) the measurement of long-lived assets to be disposed of by sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company has not yet completed its analysis of the effect this standard will have on the Company’s financial condition, results of operations or cash flows.

     In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” which is effective January 1, 2002. This statement requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment. Goodwill acquired in a business combination consummated after June 30, 2001 shall not be amortized, but rather reviewed for impairment until the date this statement is applied in its entirety. For business combinations consummated prior to June 30, 2001, the Company is required to amortize the related goodwill up through December 31, 2001. The Company recorded goodwill amortization expense of approximately $432,000 during 2001.The Company has not yet completed its analysis of the effect this standard will have on the Company’s financial condition, results of operations or cash flow

     In July 2001, the FASB issued SFAS No. 141, “Business Combinations” which was effective upon issuance. This statement requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The adoption of this standard did not have a material effect on the Company’s financial condition, results of operations or cash flows.

Inflation

     Although our operations can be influenced by general economic trends, we do not believe that inflation had a significant impact on our results of operations for the periods presented. Due to the short-term nature of most of our contracts, if costs of revenue increase, we will attempt to pass these increases to our clients.

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

We may have difficulty in attracting and retaining qualified professionals, which may harm our reputation in the marketplace and restrict our ability to implement our business strategy

     We derive our revenue almost exclusively from services performed by our professionals. We may not be able to attract and retain the desired number of professionals over the short or long-term. There is significant competition for professionals with the skills necessary for the provision of our services from major and boutique consulting, engineering, research and other professional service firms. Our inability to attract and retain qualified professionals could impede our ability to secure and complete engagements which would reduce our revenue and could also limit our ability to expand our service offerings in the future.

If our employees leave our company and join a competitor, we may lose business

     Our employees might leave our company and become competitors of ours. If this happens, we may lose some of our existing clients that have formed relationships with our former employees. In addition, we may lose future clients to a former employee as a new competitor. In either event, we would lose clients and revenue.

Terrorism and the uncertainty of war may have a material adverse effect on our operating results

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

Risks Related To Our Business

Our revenue, income and cash flow could decline if there is a downturn in the California economy or real estate market

     We estimate that during 2001, 77% of our net revenue was derived from services rendered in California. Poor economic conditions in California may significantly reduce the demand for our services and decrease our revenue and profits. From 1991 to 1996, our business was negatively impacted during the real estate market downturn in Southern California, and we experienced cash flow difficulties and substantial operating losses.

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

If we are unable to engage qualified subcontractors, we may lose projects, revenue and clients

     We often contract with outside companies to perform designated portions of the services we perform for our clients. If we are unable to engage subcontractors, our ability to perform under some of our contracts may be impeded and the quality of our service may decline. As a consequence, we may lose projects, revenue and clients. In 2001, subcontractor costs accounted for approximately 11% of our net revenue.

Risks Related To Ownership of Our Stock

Our stock price may decrease, which could result in significant losses for investors or adversely affect our business

     The following factors could cause the market price of our common stock to decrease, perhaps substantially:

•	the failure of our quarterly operating results to meet expectations;

•	adverse developments in the financial markets, the real estate market, the engineering and consulting services market and the worldwide economy;

•	interest rates;

•	our failure to meet securities analysts’ expectations;

•	changes in accounting principles;

•	sales of common stock by existing shareholders or holders of options;

•	announcements of key developments by our competitors; and

•	the reaction of markets and securities analysts to announcements and developments involving our company.

     In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may in the future, be the target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources.

Insiders have substantial control over us, which could limit your ability to influence the outcome of key transactions

     Our executive officers and directors, in the aggregate, hold approximately 23% of our outstanding common stock. These shareholders, if they act together, can have significant influence over most matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions.

If we need to sell or issue additional shares of common stock and/or incur additional debt to finance future acquisitions, your stock ownership could be diluted

     Our business strategy is to expand into new markets and enhance our position in existing markets through the acquisition of complementary businesses. In order to successfully complete targeted acquisitions or to fund our other activities, we may issue additional equity securities that could dilute your stock ownership. We may also incur additional debt if we acquire another company, and this could negatively impact our results of operations.

Our board of directors has the ability to discourage takeover attempts, which may reduce or eliminate your ability to sell your shares for a premium in a change of control transaction

     Our amended and restated articles of incorporation provide us with the ability to issue blank check preferred stock without consulting our shareholders. As a result, our board of directors may frustrate a takeover attempt by issuing shares to a friendly shareholder or acquiror, implementing a poison pill or otherwise due to features of newly issued preferred stock.

Shares of our common stock eligible for public sale could cause the market price of our stock to drop, even if our business is doing well

     We currently have approximately 7.3 million shares of common stock outstanding. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price for our common stock. Certain shareholders hold large amounts of shares which they are able to sell in the public market. Significant resales of these shares could cause the market price of our common stock to decline regardless of the performance of our business. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to interest rate changes primarily as a result of our securities held-to-maturity, line of credit, and long-term debt, which are used to maintain liquidity and to fund capital expenditures and our expansion. The Company intends to hold all of its securities until maturity, and therefore, should not bear any interest rate risk due to early disposition. Due to the relatively immaterial levels of our current borrowings, our earnings and cash flows should not be materially impacted by changes in interest rates. Promissory notes delivered in connection with our acquisitions have generally been at fixed rates. Our bank line of credit is based on variable interest rates and is therefore affected by changes in market rates. We do not enter into derivative or interest rate hedging transactions.

     The table below presents the principal amounts of securities held-to-maturity, debt (excluding capital lease obligations of $243,000 and notes payable of $1,300,000 and $189,000), weighted average interest rates, fair values and other items required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes as of December 31, 2001.

						Fair
	2002	2003	2004	2005	Total	Value(1)

Securities held-to-maturity (non-trading)	$11,521,000	—	—	—	$11,521,000	$11,549,000
Weighted average interest rate(2)	2.99%	—	—	—	2.99%	2.99%
Fixed rate debt(3)	$97,000	$70,000	$13,000	—	$180,000	$180,000
Weighted average interest rate	7.33%	7.13%	6.27%	—	7.17%	7.17%

(1)	The fair value of fixed rate debt was determined based on current rates offered for debt instruments with similar risks and maturities, while the fair value for securities held-to-maturity was based on the quoted market price of such securities as of December 31, 2001.

(2)	Approximately 44% of the Company’s securities held-to-maturity are invested in federally tax-exempt bonds. The weighted average interest rate shown above is a combination of pre-tax interest rate for taxable securities and an after tax interest rate for tax-exempt securities.

(3)	Fixed rate debt excludes an acquisition note payable with a carrying amount of $1,300,000 and other notes payable of $189,000 due to the nature of these financings.

     As the table incorporates only those exposures that existed as of December 31, 2001, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented in the table has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on those exposures or positions that arise during the period and interest rates.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors’ Report

The Board of Directors and Shareholders
The Keith Companies, Inc.:

     We have audited the accompanying consolidated balance sheets of The Keith Companies, Inc. and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of income, shareholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Keith Companies, Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Orange County, California
  February 8, 2002, except as to Note 17,
    which is as of March 1, 2002

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,

	2000	2001

Assets
Current assets:
Cash and cash equivalents	$1,043,000	$12,212,000
Securities held-to-maturity	—	11,521,000
Contracts and trade receivables, net of allowance for doubtful accounts of $1,166,000 and $951,000 at December 31, 2000 and 2001, respectively	12,089,000	18,618,000
Costs and estimated earnings in excess of billings	6,334,000	8,270,000
Prepaid expenses and other currents assets	766,000	1,458,000

Total current assets	20,232,000	52,079,000
Equipment and leasehold improvements, net	4,713,000	4,921,000
Goodwill, net of accumulated amortization of $329,000 and $761,000 at December 31, 2000 and 2001, respectively	8,128,000	14,252,000
Other assets	239,000	240,000

Total assets	$33,312,000	$71,492,000

Liabilities and Shareholders’ Equity
Current liabilities:
Line of credit	$2,025,000	$—
Current portion of long-term debt and capital lease obligations	3,359,000	459,000
Trade accounts payable	1,689,000	2,376,000
Accrued employee compensation	2,467,000	3,091,000
Current portion of deferred tax liabilities	1,541,000	2,028,000
Other accrued liabilities	807,000	2,961,000
Billings in excess of costs and estimated earnings	1,001,000	2,383,000

Total current liabilities	12,889,000	13,298,000
Long-term debt, line of credit and capital lease obligations, less current portion	361,000	1,453,000
Issuable common stock	1,000,000	1,512,000
Deferred tax liabilities	719,000	1,271,000
Accrued rent	104,000	225,000

Total liabilities	15,073,000	17,759,000

Shareholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value. Authorized 100,000,000 shares in 2000 and 2001; issued and outstanding 5,115,882 and 7,309,684 shares in 2000 and 2001, respectively	5,000	7,000
Additional paid in capital	12,453,000	42,096,000
Retained earnings	5,781,000	11,630,000

Total shareholders’ equity	18,239,000	53,733,000

Commitments and contingencies (Notes 4, 7, 9, 16, and 17)
Total liabilities and shareholders’ equity	$33,312,000	$71,492,000

See accompanying notes to consolidated financial statements.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Income

	Years ended December 31,

	1999	2000	2001

Gross revenue	$43,084,000	$57,835,000	$77,066,000
Subcontractor costs	3,448,000	4,454,000	7,611,000

Net revenue	39,636,000	53,381,000	69,455,000
Costs of revenue	26,987,000	34,362,000	45,438,000

Gross profit	12,649,000	19,019,000	24,017,000
Selling, general and administrative expenses	8,343,000	10,834,000	14,690,000

Income from operations	4,306,000	8,185,000	9,327,000
Interest income	(13,000)	(31,000)	(552,000)
Interest expense	807,000	341,000	270,000
Other expenses (income), net	29,000	(44,000)	53,000

Income before provision for income taxes	3,483,000	7,919,000	9,556,000
Provision for income taxes	1,466,000	3,199,000	3,707,000

Net income	2,017,000	4,720,000	5,849,000
Reversal of redeemable securities to redemption value, net	230,000	—	—

Net income available to common shareholders	$2,247,000	$4,720,000	$5,849,000

Earnings per share data:
Basic	$0.53	$0.95	$0.89

Diluted	$0.50	$0.89	$0.82

Weighted average number of shares outstanding:
Basic	4,211,318	4,983,692	6,604,367

Diluted	4,515,033	5,299,679	7,092,505

See accompanying notes to consolidated financial statements.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Deficit)

				Retained
			Additional	Earnings
	Shares	Common	Paid-In	(Accumulated
	Outstanding	Stock	Capital	Deficit)	Total

Balance at December 31, 1998	3,485,634	$3,000	$652,000	$(956,000)	$(301,000)
Issuance of common stock	1,584,590	2,000	11,435,000	—	11,437,000
Net income	—	—	—	2,017,000	2,017,000
Repurchase of common stock	(97,600)	—	(547,000)	—	(547,000)
Reversal of accretion on redeemable securities to redemption value, net	—	—	230,000	—	230,000

Balance at December 31, 1999	4,972,624	5,000	11,770,000	1,061,000	12,836,000
Issuance of common stock	170,258	—	819,000	—	819,000
Net income	—	—	—	4,720,000	4,720,000
Repurchase of common stock	(27,000)	—	(136,000)	—	(136,000)

Balance at December 31, 2000	5,115,882	5,000	12,453,000	5,781,000	18,239,000
Issuance of common stock	1,970,093	2,000	28,601,000	—	28,603,000
Stock options exercised	278,709	—	596,000	—	596,000
Tax benefit from exercise of stock options	—	—	879,000	—	879,000
Net income	—	—	—	5,849,000	5,849,000
Repurchase of common stock	(55,000)	—	(433,000)	—	(433,000)

Balance at December 31, 2001	7,309,684	$7,000	$42,096,000	$11,630,000	$53,733,000

See accompanying notes to consolidated financial statements.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years ended December 31,

	1999	2000	2001

Cash flows from operating activities:
Net income	$2,017,000	$4,720,000	$5,849,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,037,000	1,558,000	2,349,000
Loss on sale of equipment	6,000	37,000	23,000
Tax benefit from exercise of stock options	—	—	879,000
Changes in operating assets and liabilities, net of effects from acquisitions:
Contracts and trade receivables, net	659,000	(2,271,000)	659,000
Costs and estimated earnings in excess of billings	(1,254,000)	(1,297,000)	(1,807,000)
Prepaid expenses and other current assets	(169,000)	(73,000)	(366,000)
Deferred tax assets	270,000	—	—
Trade accounts payable and accrued liabilities	308,000	(540,000)	277,000
Accrued liabilities to related parties	(185,000)	—	—
Billings in excess of costs and estimated earnings	(33,000)	249,000	(341,000)
Deferred tax liabilities	818,000	629,000	306,000

Net cash provided by operating activities	3,474,000	3,012,000	7,828,000

Cash flows from investing activities:
Net cash expended for acquisitions	(4,636,000)	(1,383,000)	(5,834,000)
Additions to equipment and leasehold improvements	(1,225,000)	(1,341,000)	(1,575,000)
Purchase of securities held-to-maturity	—	—	(11,521,000)
Proceeds from sales of equipment	12,000	3,000	15,000

Net cash used in investing activities	(5,849,000)	(2,721,000)	(18,915,000)

Cash flows from financing activities:
Proceeds (payments) from line of credit, net	(3,730,000)	651,000	(2,294,000)
Principal payments on long-term debt and capital lease obligations, including current portion	(1,171,000)	(1,520,000)	(3,528,000)
Payments on notes payable to related parties	(2,401,000)	—	—
Repurchase of common stock	(547,000)	(136,000)	(433,000)
Net proceeds from stock offering	11,306,000	—	27,915,000
Proceeds from exercise of stock options	30,000	188,000	596,000

Net cash provided by (used in) financing activities	3,487,000	(817,000)	22,256,000

Net increase (decrease) in cash and cash equivalents	1,112,000	(526,000)	11,169,000
Cash and cash equivalents, beginning of year	457,000	1,569,000	1,043,000

Cash and cash equivalents, end of year	$1,569,000	$1,043,000	$12,212,000

See supplemental cash flow information at Note 14.

See accompanying notes to consolidated financial statements.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years ended December 31, 1999, 2000 and 2001

(1) Organization and Basis of Presentation

     The Keith Companies, Inc. (“TKCI”), was incorporated in the state of California in 1986, while Keith Engineering, Inc. (“KEI”), which was merged with and into TKCI in 1998, was incorporated in the state of California in 1983. TKCI is a full service engineering and consulting services firm providing professional services on a wide range of projects pursuant to short- and long-term construction type contracts to the real estate development, public works/infrastructure, communications, and the industrial/energy industries. These services are rendered principally in California, Nevada, Utah, Arizona, Colorado, Wyoming, Oregon, and Texas. References to “TKCI” or “the Company” mean the Company and all of its wholly-owned subsidiaries.

     The Company provides a full range of services from initial site acquisition studies through construction support services to clients operating in a variety of market sectors. The Company benefits from a diverse public and private client base including real estate developers, residential and commercial builders, architects, cities, counties, water districts, state and federal agencies, land owners, commercial retailers, energy providers and various manufacturers. The Company’s professional staff provides a comprehensive menu of services that are needed to effectively manage, engineer and design infrastructure and state-of-the-art facilities.

(2) Summary of Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. All material intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

     Cash equivalents are comprised of highly liquid debt instruments with maturities of three months or less when purchased. The Company invests its excess cash in a money market mutual fund, which consists of a portfolio of short-term money market instruments. The Company’s excess cash is managed by two financial institutions and, therefore, may be subject to certain concentration of credit risks.

Securities Held-To-Maturity

     The Company accounts for its securities held-to-maturity (“Securities”) under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). Under SFAS No. 115, the Company is required to classify its Securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities for which the Company has the intent and ability to hold until maturity. All other securities not included in trading or held-to-maturity categories are classified as available-for-sale. The Company has the ability and intent to hold all of its Securities until maturity and therefore, has classified its Securities as held-to-maturity. Accordingly, the Securities are stated at amortized cost. The Company’s Securities are invested in highly liquid investment grade short-term debt securities.

Revenue and Cost Recognition on Contracts

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

     In the course of providing its services, the Company sometimes subcontracts for various services like landscape architecture, architecture, geotechnical engineering, structural engineering, traffic engineering, and aerial photography. These costs are included in the billings to the clients and are included in the Company’s gross revenue. Because subcontractor services can change significantly from project to project, changes in gross revenue may not be indicative of business trends. Accordingly, the

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years ended December 31, 1999, 2000 and 2001

Company also reports net revenue, which is gross revenue less subcontractor costs.

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

     At December 31, 2000 and 2001, the Company had no significant amounts included in contracts and trade receivables or trade accounts payable representing amounts retained pending contract or subcontractor completion.

Equipment and Leasehold Improvements

     Equipment and leasehold improvements are stated at cost or, in the case of capital leased assets, the lesser of the present value of future minimum lease payments or fair value. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, as follows:

Equipment	3 to 10 years
Leasehold improvements	1 to 10 years

     When assets are sold or otherwise retired, the related cost and accumulated depreciation are removed from the accounts and the resulting gain or loss is included in other expenses (income), net in the accompanying consolidated statements of income.

Income Taxes

     The Company accounts for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Goodwill

     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company did not amortize goodwill related to its acquisitions consummated after June 30, 2001. For acquisitions made prior to June 30, 2001, the Company amortized the related goodwill, which represents the excess of purchase price over fair value of net assets acquired, on a straight-line basis over the expected periods to be benefited, generally 25 years. When events and circumstances indicate, the Company reassesses the appropriateness of both the carrying value and remaining life. Such reassessments, under SFAS No. 121 and APB Opinion No. 17, are computed using forecasted cash flows on an undiscounted basis and other factors.

     Amortization expense related to goodwill totaled $99,000, $220,000 and $432,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

Stock Options

     The Company accounts for its stock options in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has not recorded any

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years ended December 31, 1999, 2000 and 2001

compensation expense related to the grant of options. SFAS No. 123, “Accounting for Stock Based Compensation,” permits entities to recognize the fair value of all stock-based awards on the date of grant as expense over the vesting period. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

Stock Split

     On April 23, 1999, the board of directors authorized a 2.70-for-1 reverse split of TKCI’s common stock, effective April 26, 1999. All share amounts in the accompanying consolidated financial statements (except for shares of authorized common stock) have been restated to give effect to the stock split.

Par Value

     On June 22, 1999, TKCI established a par value for its common and preferred stock of $0.001 per share. Prior to this date, the Company’s common and preferred stock had no par value. All amounts in the accompanying consolidated financial statements have been restated to give effect to the $0.001 per share par value.

Earnings Per Share

     Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders during the period by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income available to common shareholders during the period by the weighted average number of shares that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period, net of shares assumed to be repurchased using the treasury stock method.

     The following is a reconciliation of the denominator for the basic EPS computation to the denominator of the diluted EPS computation. Net income available to common shareholders is used in the basic and diluted EPS calculations as the assumed impact of the redeemable securities would be anti-dilutive.

	Years Ended December 31,

	1999	2000	2001

Weighted average shares used for the basic EPS computation	4,211,318	4,983,692	6,604,367
Incremental shares from the assumed exercise of dilutive stock options and stock warrants and contingently issuable shares	303,715	315,987	488,138

Weighted average shares used for the diluted EPS computation	4,515,033	5,299,679	7,092,505

     In conjunction with certain acquisitions, the Company agreed to pay consideration consisting of shares of its common stock (see Note 4). As a result, the Company estimated and included 55,562, 138,219 and 169,989 weighted average contingently issuable and issuable shares in its weighted average shares used for the diluted EPS computation for the years ended December 31, 1999, 2000 and 2001, respectively.

     There were 211,233, 475,248 and 84,959 anti-dilutive weighted potential common shares excluded from the above calculation in 1999, 2000 and 2001, respectively.

Use of Estimates in the Preparation of Consolidated Financial Statements

     The preparation of these consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amounts of revenue and expenses reported during the periods. Actual results may differ from the estimates and assumptions used in preparing these consolidated financial statements.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years ended December 31, 1999, 2000 and 2001

     The accounting policies that are most important to the portrayal of the Company’s financial condition and results of operations, and require management’s most difficult, subjective or complex judgements, are considered to be critical accounting policies. Because of the uncertainties inherent in making assumptions and estimates regarding unknown future outcomes, future events may result in significant differences between our estimates and actual results. Management believes that each of our assumptions and estimates are appropriate in the circumstances, and represent the most likely future outcome. We believe our critical accounting policies relate to estimates of costs to complete and revenue recognition on our contracts and the collectibility of our contracts and trade receivables.

Risks and Uncertainties

     As of December 31, 2001, approximately 8% of the Company’s work force is covered by collective bargaining agreements that expire during 2002.

Reclassifications

     Certain 1999 and 2000 balances have been reclassified to conform to the presentation used in 2001.

(3) Initial Public Offering and Secondary Offering of Common Stock

     Initial Public Offering. On July 15, 1999, the Company completed an initial public offering of 1.5 million shares of its common stock. The public offering price was $9.00 per share, which resulted in proceeds to the Company, net of underwriting fees and offering expenses, of approximately $11.3 million. The Company’s common stock is traded on the NASDAQ National Market under the symbol TKCI.

     The Company primarily used proceeds of the initial public offering to repay related party notes payable and accrued interest of $2,647,000, to repay notes payable and accrued interest of $251,000, to repay the previous bank line of credit of $4,731,000 and to acquire substantially all of the assets of and assume substantially all of the liabilities of Thompson-Hysell.

     Secondary Offering. In May 2001, the Company completed a secondary offering of an aggregate of 2.3 million shares of common stock (including an over-allotment of 300,000 shares), of which 1.9 million shares were sold by the Company and 400,000 shares were sold by selling shareholders. The public offering price was $16.00 per share, which resulted in proceeds to the Company, net of underwriting fees and offering expenses, of approximately $27.9 million.

     The Company used a portion of the net proceeds from the secondary offering to repay debt, for general corporate purposes, including working capital and to aid in completing acquisitions. The remaining balance of the net proceeds has been invested in highly liquid investment grade short-term debt securities held to maturity.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years ended December 31, 1999, 2000 and 2001

(4) Acquisitions

Universal Energy, Inc.

     On November 30, 2001, the Company acquired all the outstanding shares of common stock of Universal Energy, Inc. (“UEI”) and its wholly owned subsidiary Amerex International, Inc. for an estimated purchase price of $3,500,000. The results of UEI’s operations have been included in the consolidated financial statements since December 2001. UEI, based in Texas, provides start-up management, technical support, facility acquisition analysis, operations and maintenance, and manpower augmentation to the power industry. This acquisition is expected to increase TKCI’s geographic coverage and to expand TKCI’s package of services it can offer to clients in the power and energy industries. The purchase price consisted of $3,000,000 in cash and $500,000 in pre-acquisition contingency holdbacks. In addition, the former shareholders may be eligible for additional consideration which may effect the purchase price as a result of an earn-out provision. Under the earn-out provision, the former shareholders may be eligible to receive future cash and stock payments based on certain profitability targets during 2002, 2003, and 2004. These payments would occur in May 2003, May 2004, and May 2005, assuming the profitability targets are reached.

     In accordance with SFAS No. 141, this acquisition was accounted for using the purchase method of accounting. Therefore, the Company recorded goodwill of $2,038,000, which represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Universal Energy, Inc.
As of November 30, 2001
(Unaudited)

Currents assets	$5,180,000
Equipment and leasehold improvements	29,000
Goodwill	2,038,000

Total assets acquired	7,247,000
Current liabilities	(3,747,000)

Net assets acquired	$3,500,000

Pacific Engineering Corporation

     On September 28, 2001, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Pacific Engineering Corporation (“PEC”) for an estimated purchase price of $2,331,000. The results of PEC’s operations have been included in the consolidated financial statements since October 2001. PEC is an Oregon based engineering and design services firm specializing in the fields of power transmission and distribution, hydroelectric energy facilities, communication and other utility infrastructure services. The acquisition is expected to further diversify TKCI geographically, as well as increase TKCI’s service offerings through a new expertise in power transmission and hydroelectric power. The purchase price consisted of $1,975,000 in cash, $250,000 in pre-acquisition contingency holdbacks, and an estimated $106,000 to be paid related to an income tax reimbursement to the seller.

     In accordance with SFAS No. 141, this acquisition was accounted for using the purchase method of accounting. Therefore, the Company recorded goodwill of $1,757,000, which represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years ended December 31, 1999, 2000 and 2001

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition.

Pacific Engineering Corporation
As of September 30, 2001
(Unaudited)

Currents assets	$674,000
Equipment and leasehold improvements	19,000
Goodwill	1,757,000

Total assets acquired	2,450,000
Current liabilities	(119,000)

Net assets acquired	$2,331,000

Hook Associates Engineering, Inc.

     On January 31, 2001, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Hook Associates Engineering, Inc. (“Hook”) for an estimated purchase price of $4,430,000. The results of Hook’s operations have been included in the consolidated financial statements since February 2001. The purchase price consisted of $1,530,000 in cash, $1,200,000 of issuable common stock of the Company, a subordinated promissory note in the original amount of $1,300,000 and an estimated $400,000 to be paid in cash related to an income tax reimbursement to the seller. The common stock of the Company is to be issued in two installments; 34,188 shares were issued in February 2001 with a value of $500,000, with the remaining $700,000 to be issued in 2002. The issuance of the $700,000 of common stock and the amount of the subordinated promissory note are subject to certain adjustments.

     This acquisition was accounted for using the purchase method of accounting. Accordingly, the Company recorded goodwill of $2,716,000, which represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed. Such amount was amortized over a period of 25 years through December 31, 2001.

Crosby Mead Benton & Associates

     On October 13, 2000, TKCI acquired all of the outstanding shares of common stock of Crosby, Mead, Benton & Associates (“CMB”). The results of CMB’s operations have been included in the consolidated financial statements since October 2001. The purchase price was $2,455,000, consisting of cash of $1,216,000, $239,000 of other acquisition related costs and two installments of $500,000 each in shares of common stock issuable in October 2001 and in October 2002 subject to certain adjustments as stated in the agreement. The Company has issued $188,000 of its common stock related to the first installment which resulted in the issuance of 35,905 shares. The Company is currently in the process of finalizing any further purchase price adjustments to determine whether any additional shares would be required to be issued related to the first installment.

     This acquisition was accounted for using the purchase method of accounting. Accordingly, the Company recorded goodwill of $2,040,000, which represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed. Such amount was amortized over a period of 25 years through December 31, 2001.

Thompson-Hysell, Inc.

     In conjunction with its initial public offering, on July 15, 1999, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Thompson-Hysell. The results of Thompson-Hysell’s operations have been included in the consolidated financial statements since July 1999. The Company paid cash in the amount of $4,636,000, which consisted of $4,310,000 to Thompson-Hysell and $326,000 of other acquisition related costs. In addition, contingent consideration consisted of (i) shares of common stock with a value at the initial public offering equal to $1,333,000, and (ii) a promissory note in the original principal amount of $1,333,000, payable in 2001. The issuance of common stock and the principal balance of the promissory note were contingent upon earnings for the years ended December 31, 1998, 1999 and 2000. In October 2000, the

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years ended December 31, 1999, 2000 and 2001

Company issued 120,157 shares of its common stock valued at $631,000 based on the attainment of 1999 earnings and increased goodwill by this amount. In December 2000, the Company increased goodwill and the principal balance on the promissory note by $1,039,000 based on the attainment of 2000 earnings before interest and taxes, as defined. The acquisition was accounted for using the purchase method of accounting. Goodwill, which represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed, in the amount of $5,846,000 was amortized over a period of 25 years through December 31, 2001.

     The following unaudited pro forma data presents information as if the acquisition of Thompson-Hysell had occurred on January 1, 1999. The pro forma data is provided for informational purposes only and is based on historical information. The pro forma data does not necessarily reflect the actual results of operations that would have occurred had Thompson-Hysell and TKCI comprised a single entity during the periods presented, nor is it necessarily indicative of future results of operations of the combined entities.

Pro forma for the year ending
December 31, 1999

Net revenue	$45,020,000
Pro forma net income available to common shareholders	$2,840,000

Basic earnings per share	$0.67

(5) Equipment and Leasehold Improvements

     Equipment and leasehold improvements at December 31, 2000 and 2001 consist of the following:

	2000	2001

Equipment	$9,361,000	$11,331,000
Leasehold improvements	438,000	481,000
Accumulated depreciation and amortization	(5,086,000)	(6,891,000)

Equipment and leasehold improvements, net	$4,713,000	$4,921,000

     At December 31, 2000 and 2001, the cost of computer equipment, vehicles and office furniture and fixtures recorded under capital leases, net of the related accumulated amortization, were $1,036,000 and $416,000, respectively.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years ended December 31, 1999, 2000 and 2001

(6) Indebtedness

Line of Credit, Long-Term Debt and Capital Lease Obligations

	December 31,

	2000	2001

Line of credit (see (a) below)	$2,025,000	$—
Notes payable (see (b) and (c) below)	2,372,000	1,300,000
Capital lease obligations (see (d) below)	634,000	243,000
Other (see (d) below)	714,000	369,000

	5,745,000	1,912,000
Less current portion	(5,384,000)	(459,000)

	$361,000	$1,453,000

     (a)  In September 1999, the Company obtained a line of credit agreement from a bank to fund working capital needs and the acquisitions of equipment. The line of credit was collateralized by a first-priority security interest in all accounts receivable and other rights to payment, general intangibles and equipment. A portion of the proceeds from the Company’s secondary offering in May 2001 were used to repay the outstanding principal balance.

     In September 2001, the Company entered into a new $10.0 million unsecured line of credit agreement consisting of three components: (i) an acquisition component, (ii) an equipment and auto financing component, and (iii) a working capital component. The line provides up to a maximum of $5.0 million to finance acquisitions, up to a maximum of $3.0 million to finance equipment and vehicle purchases and up to a maximum of $10.0 million less the aggregate outstanding principal balance of the acquisition and equipment and vehicle components for working capital. The line bears interest at either a range of 0.25% below prime to prime, or a range of 1.25% to 1.75% over LIBOR depending on the Company’s ability to meet certain financial covenants. The equipment and vehicle financing components mature in September 2002, while the acquisition and working capital components mature in June 2003. There were no amounts outstanding under this line of credit agreement as of December 31, 2001.

     (b)  A $2.4 million unsecured promissory note, bearing an interest rate of 10%, was executed in conjunction with the Asset Purchase Agreement dated April 9, 1999 between the Company and Thompson-Hysell related to the acquisition of substantially all of the assets and the assumption of substantially all of the liabilities of Thompson-Hysell (see Note 4). This note was repaid in full during 2001.

     (c)  A $1.3 million unsecured promissory note, bearing an interest rate of 8%, was executed in conjunction with the Asset Purchase Agreement dated January 31, 2001 between the Company and Hook related to the acquisition of substantially all of the assets and the assumption of substantially all of the liabilities of Hook (see Note 4). This note requires quarterly interest payments with the entire principal balance due in April 2003.

     (d)  Capital lease obligations and certain notes payable are secured by certain assets of the Company.

     Future annual principal maturities of indebtedness as of December 31, 2001 are as follows:

Years ending December 31:

2002	$459,000
2003	1,424,000
2004	20,000
2005	8,000
2006	1,000

$1,912,000

(7) Leases

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years ended December 31, 1999, 2000 and 2001

     The Company leases equipment and vehicles under capital lease agreements that expire at various dates through 2006. The Company also has several noncancelable operating leases, primarily for office facilities, that expire through 2008. These leases generally contain renewal options for periods ranging from one to five years and require the Company to pay costs, including common area maintenance and insurance charges. Rental expense for operating leases during 1999, 2000 and 2001 totaled $2,216,000, $2,409,000 and $3,109,000, respectively.

     Certain facilities have been sublet under month-to-month subleases that provide for reimbursement of various common area maintenance charges. Rental expense has been reduced for sublease income of $22,000, $11,000 and $9,000 for the years ended December 31, 1999, 2000 and 2001, respectively. Future minimum lease payments as of December 31, 2001 are as follows:

	Operating	Capital
	Leases	Leases

Years ending December 31:
2002	$3,363,000	$188,000
2003	3,031,000	58,000
2004	1,793,000	9,000
2005	1,529,000	6,000
2006	663,000	1,000
Thereafter	252,000	—

Total future minimum lease payments	$10,631,000	262,000

Less amounts representing interest		(19,000)

Total obligations under capital leases		243,000
Less current portion		(174,000)

Long-term capital lease obligations		$69,000

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

     In connection with the acquisition of ESI, TKCI also issued to the sellers stock options to purchase 44,444 shares of common stock with redemption provisions. The redemption provisions provided that in the event that the underlying shares did not have a fair market value of at least $8.10 per share at some time during the period between the date of the Company’s initial public offering and October 1, 2002, the holders were entitled to receive $5.40 in cash for each unexercised vested option (or $8.10 for each share of common stock issued upon exercise of a stock option). The $5.40 redemption value was accreted over the period from the acquisition, December 30, 1997 through the date of the initial public offering, July 15, 1999, through charges to additional paid-in capital.

     As a result of the Company’s completion of its initial public offering at $9.00 per share in July 1999, the redeemable securities were no longer redeemable and, accordingly, $353,000 of accumulated accretion on redeemable securities was reclassified to common stock and additional paid-in capital.

     Subsequent to the acquisition of ESI, TKCI agreed to indemnify certain holders of 40,000 shares of common stock issued in connection with the acquisition of ESI against a market decline in TKCI’s common stock after the initial public offering of TKCI’s common stock. The excess of the guarantee price over the market value of the 40,000 shares of common stock of $100,000 on November 11, 1999 was paid and is recorded as a component of other expenses in the accompanying consolidated statement of income for the year ended December 31, 1999.

(9) Common Stock and Stock Plans

Stock Option Plans

     In 1994, TKCI adopted a stock option plan (the Plan) under which common stock of TKCI was available for grant. The number of authorized options to be granted under the Plan was amended from 1,111,111 in 1999 to 1,600,000 in 2001. Stock options have been granted with an exercise price equal to or greater than the stock’s estimated fair market value at the date of grant. All stock options issued in connection with the Plan have ten-year terms that vest and become exercisable ratably each year for a period of up to five years from the grant date.

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

     At December 31, 2001, there were 571,611 options available for grant under the Plan. The following represents assumptions used to estimate fair value of options granted as determined using the Black-Scholes option pricing model:

	Years ended December 31,

	1999	2000	2001

Weighted average stock price per share of common stock at grant date	$5.60	$5.50	$7.69
Weighted average exercise price per option granted	$5.60	$5.50	$7.69
Expected volatility	29.4%	51.5%	76.2%
Risk-free interest rate	6.5%	5.0%	4.2%
Option term (years)	10	10	10
Stock dividend yield	0.0%	0.0%	0.0%

     In accounting for its Plan, the Company elected the pro forma disclosure option under SFAS No. 123. Accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income would have been adjusted to the pro forma amount indicated below:

	Years ended December 31,

	1999	2000	2001

Net income:
As reported	$2,247,000	$4,720,000	$5,849,000
Pro forma	$2,077,000	$4,481,000	$5,496,000
Basic earnings per share:
As reported	$0.53	$0.95	$0.89
Pro forma	$0.49	$0.90	$0.83

     Pro forma net income reflects only options granted after January 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options’ vesting period of five years and compensation cost for options granted prior to January 1, 1995 is not considered.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years ended December 31, 1999, 2000 and 2001

     Stock option activity during the periods indicated is as follows:

	Number of shares	Weighted-average
	underlying options	exercise price

Balance at December 31, 1998	485,556
Granted	317,414	$8.91
Exercised	(10,523)	$2.83
Forfeited	(26,165)	$6.95

Balance at December 31, 1999	766,282
Granted	178,150	$4.95
Exercised	(30,095)	$3.09
Forfeited	(41,878)	$6.69

Balance at December 31, 2000	872,459
Granted	181,650	$14.03
Exercised	(189,959)	$3.13
Forfeited	(66,338)	$9.42

Balance at December 31, 2001	797,812

     The weighted average remaining contractual life and weighted average exercise price of options outstanding and of options exercisable as of December 31, 2001, were as follows:

	Outstanding			Exercisable

	Number of	Weighted
	shares	average	Weighted	Shares	Weighted
	underlying	remaining	average	underlying	average
Range of	options	contractual life	exercise	options	exercise
Exercise Prices	outstanding	(years)	price	exercisable	price

$2.70 to $4.82	304,799	6.10	$3.48	156,811	$2.85
$5.00 to $9.00	330,113	7.84	$8.26	121,117	$8.36
$9.33 to $23.30	162,900	8.76	$14.40	18,400	$9.90

	797,812			296,328

     At December 31, 1999, 2000 and 2001, the number of shares of common stock subject to exercisable options were 284,806, 363,810 and 296,328, respectively, and the weighted-average exercise prices of those options were $3.26, $4.22 and $5.54, respectively.

     In connection with acquisitions, TKCI reserved for grant options to purchase 229,630 shares of its common stock to employees of the acquired companies under the Plan. As of December 31, 2001, options to purchase 180,530 shares of common stock reserved for grant have been granted subject to the Plan.

Stock Warrants

     The Company issued stock warrants to purchase 150,000 shares of the Company’s common stock in connection with the acquisitions of Thompson-Hysell, JMTA and ESI. Warrants were generally granted with an exercise price equal to or greater than the underlying stock’s estimated fair market value at the date of grant, vested immediately and were exercisable at any time until the expiration date. During 1999, 66,667 warrants were issued with an exercise price less than the stock’s estimated fair market value at the date of grant. The $150,000 difference between the fair market value of the stock at the date of grant and the exercise price was included as a component of the purchase price of Thompson-Hysell (see Note 4). All warrants have been exercised as of December 31, 2001.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years ended December 31, 1999, 2000 and 2001

(10) Employee Benefit Plans

     The Company has two defined contribution 401(k) plans, which commenced in 1980 and 1988, covering a majority of its employees. These plans are designed to be tax deferred in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Employees may contribute from 1% to 20%, subject to limitations, of compensation on a tax-deferred basis through a salary reduction arrangement. In 1998, the Company implemented a discretionary employer matching contribution program, with a five-year vesting schedule, whereby the Company matched 50% of the first 1% of employee contributions for the year. Effective January 1, 1999, the Company increased the employer contribution percentage to 50% of the first 6% of employee contributions, not to exceed $1,500 per employee per year. Effective January 1, 2000, the Company increased the employer contribution percentage to 100% of the first 3%, plus 50% of the next 2% of employee contributions, vesting immediately. During 1999, 2000 and 2001, the Company incurred $336,000, $851,000 and $1,020,000, respectively, related to its 401(k) plans, which represented the Company’s entire obligations under the employer matching contribution program for the years ended December 31, 1999, 2000 and 2001.

(11) Income Taxes

     Income tax expense consists of the following:

	Years ended December 31,

	1999	2000	2001

Current:
Federal	$260,000	$2,036,000	$2,701,000
State	118,000	534,000	700,000

Subtotal	378,000	2,570,000	3,401,000

Deferred:
Federal	999,000	514,000	267,000
State	89,000	115,000	39,000

Subtotal	1,088,000	629,000	306,000

Total	$1,466,000	$3,199,000	$3,707,000

     A reconciliation of income tax at the federal statutory rate of 34% to the Company’s provision for income taxes is as follows:

	Years ended December 31,

	1999	2000	2001

Computed “expected” federal income tax expense	$1,184,000	$2,692,000	$3,249,000
State income tax expense, net of federal income tax benefit	167,000	451,000	488,000
Change in federal deferred tax valuation allowance	(35,000)	—	—
Other	150,000	56,000	(30,000)

	$1,466,000	$3,199,000	$3,707,000

     Current income tax expense does not reflect an $879,000 tax benefit related to the exercise of employee stock options during 2001, which was recorded to additional paid-in capital in the accompanying consolidated statements of stockholders’ equity.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years ended December 31, 1999, 2000 and 2001

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	December 31,

	2000	2001

Deferred tax assets:
Accrued liabilities and employee compensation	$289,000	$333,000
Billings in excess of costs and estimated earnings	392,000	523,000
Allowance for doubtful accounts	617,000	471,000
Other	249,000	287,000

Total deferred tax assets	1,547,000	1,614,000

Deferred tax liabilities:
Equipment and improvements, net	284,000	360,000
Section 481, change from cash to accrual	622,000	965,000
Costs and estimated earnings in excess of billings	2,643,000	2,934,000
Goodwill amortization	66,000	205,000
Prepaid expenses	112,000	162,000
Other	80,000	287,000

Total deferred tax liabilities	3,807,000	4,913,000

Net deferred tax liabilities	$2,260,000	$3,299,000

     The net change in the valuation allowance was a decrease of $62,000 in 1999, with no further increases or decreases in subsequent years. The Company considers recording a valuation allowance in accordance with the provisions of SFAS No. 109 to reflect the estimated amount of deferred tax assets which may not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment, and believes it is more likely than not the Company will realize the benefits of its deferred tax assets.

     As of December 31, 2001, the Company had no federal or state net operating loss carryforwards available to offset future taxable income.

(12) Segment and Related Information

     The Company evaluates performance and makes resource allocation decisions based on the overall type of services provided to customers. For financial reporting purposes, the Company has grouped its operations into two reportable segments: Real Estate Development, Public Works/Infrastructure and Communications (“REPWIC”) and Industrial/Energy (“IE”). The REPWIC segment includes engineering and consulting services for the development of both private projects, such as residential communities, commercial and industrial properties and recreational projects; public works/infrastructure projects, such as transportation and water/sewage facilities; and site acquisition and construction management services for wireless communications. The IE segment provides the technical expertise and management required to design and test manufacturing facilities and processes and to facilitate the construction of alternate electrical power systems that supplement public power supply and large scale power consumers.

     The acquisition of Crosby, Mead, Benton & Associates in October 2000 and Hook in January 2001 are reported as part of the Company’s REPWIC reporting segment, while the acquisition of PEC in September 2001 and UEI in November 2001 are reported as part of the Company’s IE reporting segment.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years ended December 31, 1999, 2000 and 2001

     The following tables set forth information regarding the Company’s operating segments as of and for the years ended December 31, 1999, 2000 and 2001:

	Year ended December 31, 1999

			Corporate
	REPWIC	IE	Costs	Consolidated

Net revenue	$36,009,000	$3,627,000	$—	$39,636,000
Income from operations	$7,877,000	$172,000	$(3,743,000)	$4,306,000
Identifiable assets	$22,497,000	$1,164,000	$—	$23,661,000

	Year ended December 31, 2000

			Corporate
	REPWIC	IE	Costs	Consolidated

Net revenue	$48,939,000	$4,442,000	$—	$53,381,000
Income from operations	$12,433,000	$733,000	$(4,981,000)	$8,185,000
Identifiable assets	$31,294,000	$2,018,000	$—	$33,312,000

	Year ended December 31, 2001

			Corporate
	REPWIC	IE	Costs	Consolidated

Net revenue	$62,680,000	$6,775,000	$—	$69,455,000
Income from operations	$14,484,000	$1,271,000	$(6,428,000)	$9,327,000
Identifiable assets	$62,789,000	$8,703,000	$—	$71,492,000

Business Concentrations

     In 1999, 2000 and 2001, the Company had no customers which represented greater than 10% of consolidated net revenue. No customers represented greater than 10% of net contract and trade receivables at December 31, 2000 and 2001.

(13) Fair Value of Financial Instruments

     The carrying amounts of the Company’s financial instruments reported in the accompanying consolidated balance sheets for cash and cash equivalents, securities held-to-maturity, contracts and trade receivables, line of credit, trade accounts payable, accrued employee compensation, and other accrued liabilities approximate their fair values due to the short-term nature of these instruments.

     At December 31, 2000 and 2001, notes payable with carrying amounts of $714,000 and $180,000, respectively, approximate fair value, determined using estimates for similar debt instruments (see Note 6). At December 31, 2000 and 2001, the fair value of notes payable with carrying amounts of $2,372,000 and $1,489,000 were not determinable due to the nature of these financings (see Note 6).

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years ended December 31, 1999, 2000 and 2001

(14) Supplemental Cash Flow Information

	Years ended December 31,

	1999	2000	2001

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$975,000	$377,000	$275,000

Cash paid during the year for income taxes	$124,000	$2,602,000	$1,661,000

Noncash financing and investing activities:
Capital lease obligations recorded in connection with equipment acquisitions	$258,000	$—	$—

Purchase price adjustment to goodwill and notes payable	$60,000	$1,039,000	$—

Purchase price adjustment to equipment and leasehold improvements and additional paid-in capital	$42,000	$—	$—

Purchase price adjustment to goodwill, common stock and additional paid-in-capital	$—	$631,000	$—

Purchase price adjustment to goodwill, other receivables, trade accounts payable and accrued liabilities	$—	$—	$5,000

Reversal of redeemable securities to redemption value, net	$(230,000)	$—	$—

Issuable common stock issued	$—	$—	$688,000

Transfer of leasehold improvements to prepaid expenses and other current assets	$—	$—	$159,000

Accrued deferred offering costs	$—	$—	$285,000

Transfer of deferred offering costs to additional paid in capital	$—	$—	$285,000

Increase to prepaids and accrued expenses	$—	$—	$106,000

Insurance financing	$174,000	$163,000	$—

     The acquisition of Thompson-Hysell in 1999, CMB in 2000 and Hook, PEC and UEI in 2001 resulted in the following increases:

	1999	2000	2001

Contracts and trade receivables	$(2,253,000)	$(2,642,000)	$(7,187,000)
Costs and estimated earnings in excess of billings	—	—	(129,000)
Other receivables and prepaid expenses	(1,000)	(33,000)	(34,000)
Goodwill	(4,216,000)	(2,000,000)	(6,479,000)
Equipment and improvements	(1,105,000)	(214,000)	(745,000)
Other assets	(5,000)	(71,000)	(116,000)
Line of credit	—	74,000	269,000
Billings in excess of costs and estimated earnings	150,000	200,000	1,723,000
Long-term debt, including current portion	2,446,000	503,000	1,720,000
Accounts payable, accrued expenses and other liabilities	198,000	1,335,000	3,210,000
Deferred tax liabilities	—	465,000	734,000
Issuable common stock	—	1,000,000	1,200,000
Common stock	150,000	—	—

Net cash expended for acquisitions	$(4,636,000)	$(1,383,000)	$(5,834,000)

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years ended December 31, 1999, 2000 and 2001

(15) Valuation and Qualifying Accounts

     For the years ending December 31, 1999, 2000 and 2001, the following is supplementary information regarding valuation and qualifying accounts:

	Balance at	Provisions for
	beginning of	doubtful		Balance at end
	period	accounts	Deductions	of period

Allowance for doubtful accounts:
1999	$364,000	$614,000	$366,000	$612,000
2000	$612,000	$671,000	$117,000	$1,166,000
2001	$1,166,000	$(112,000)	$103,000	$951,000

(16) Commitments and Contingencies

     In March 2000, Clayton Engineering filed a claim against The Irvine Company, which was subsequently settled, alleging that The Irvine Company failed to pay Clayton Engineering for the removal of 30,000 cubic yards of dirt in the Peters Wash located in Irvine, California. JMTA had provided engineering design services for The Irvine Company in connection with this project. JMTA was our wholly-owned subsidiary at the time the claim by Clayton was filed and was subsequently merged with and into the Company in December 2000. Clayton Engineering made the allegation that plans prepared by JMTA were inaccurate as to the elevation of the bottom of the Peters Wash. Consequently, during January of 2001, The Irvine Company filed an equitable indemnity cross-complaint against JMTA in the Superior Court of California, in the County of Orange. We settled this dispute in November 2001 and the lawsuit was dismissed. The settlement amount was partially covered by insurance and is not considered to be material to the overall financial condition, liquidity or results of operations of the Company.

     The Company is also involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management and the Company’s legal counsel, the ultimate disposition of these matters should not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

(17) Subsequent Event

     In March 2002, we acquired Michigan based ALNM Group, Inc. which specializes in government services with expertise in environmental, civil, mechanical, electrical engineering, planning, and surveying. This acquisition is expected to expand our geographic coverage and enhance our services in the public works/infrastructure arena.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Years ended December 31, 1999, 2000 and 2001

(18) Supplementary Financial Information (Unaudited)

     The following is unaudited supplementary financial information for 2000 and 2001:

	For the quarters ended 2000

	March 31,	June 30,	September 30,	December 31,

Net revenue	$12,419,000	$12,681,000	$13,638,000	$14,643,000
Gross profit	4,037,000	4,374,000	5,190,000	5,418,000
Income from operations	1,387,000	1,888,000	2,434,000	2,476,000
Net income	762,000	1,067,000	1,488,000	1,403,000
Basic earning per share	$0.15	$0.22	$0.30	$0.28

	For the quarters ended 2001

	March 31,	June 30,	September 30,	December 31,

Net revenue	$16,622,000	$17,717,000	$17,473,000	$17,643,000
Gross profit	5,725,000	6,361,000	6,241,000	5,690,000
Income from operations	2,441,000	2,584,000	2,627,000	1,675,000
Net income	1,374,000	1,587,000	1,688,000	1,200,000
Basic earnings per share	$0.26	$0.24	$0.23	$0.16

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     We have had no disagreements on accounting or financial disclosure matters with our independent auditors.

PART III

     The information required by Items 10 through 13 of this report is set forth in the sections entitled “Directors and Executive Officers,” “Executive Compensation,” “Security Ownership of Certain Beneficial Owners and Management,” and “Certain Relationships and Related Transactions” in our Proxy Statement for our 2002 Annual Meeting of Shareholders. Such information is incorporated in this report and made a part hereof by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)  The following documents are filed as part of this report:

(1)	Consolidated Financial Statements.

The following Consolidated Financial Statements and the Independent Auditors’ Report are on pages 30 through 51 hereof;

Independent Auditors’ Reports.

Consolidated Balance Sheets as of December 31, 2000 and 2001

Consolidated Statements of Income for the years ended December 31, 1999, 2000 and 2001

Consolidated Statements of Shareholders’ Equity (Deficit) for the years ended December 31, 1999, 2000 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules.

All Financial Statement Schedules have been omitted because they are not applicable or because the applicable disclosures have been included in the Consolidated Financial Statements or in the Notes thereto.

(3)	Exhibits.

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation of the registrant (incorporated herein by this reference to Exhibit 3.1 to the registrant’s registration statement of Form S-1, registration number 333-77273)
3.2	Amended and Restated Bylaws of the registrant (incorporated herein by this reference to Exhibit 3.1 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2001)
4.1	Amended and Restated 1994 Stock Incentive Plan (incorporated herein by this reference to Exhibit 4.1 to the registrant’s registration statement on Form S-8, registration Number 333-61312)
10.17	Fourth Amendment to Credit Agreement dated January 31, 2001 by and between the Registrant, HEA Acquisition, Inc. and Wells Fargo Bank, National Association (incorporated herein by this reference to Exhibit 10.17 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2001)
10.18	Fifth Amendment to Credit Agreement dated April 27, 2001 by and between the Registrant, HEA Acquisition, Inc. and Wells Fargo Bank, National Association (incorporated herein by this reference to Exhibit 10.18 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2001)
10.19	Credit Agreement dated September 4, 2001 by and between the Registrant and Wells Fargo Bank, National Association (incorporated herein by this reference to Exhibit 10.19 to the registrant’s quarterly report on Form 10-Q for the period ended September 30, 2001)
10.20	Line of Credit Note dated September 4, 2001 by and between the Registrant and Wells Fargo Bank, National Association (incorporated herein by this reference to Exhibit 10.20 to the registrant’s quarterly report on Form 10-Q for the period ended September 30, 2001)
21.0	List of Subsidiaries*
23.1	Consent of Independent Auditors*

*	Filed herewith.

     (b)  Reports on Form 8-K.

     On December 3, 2001, we filed a Current Report on Form 8-K relating to the announcement of the acquisition of all of the outstanding shares of common stock of Universal Energy, Inc.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Keith Companies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE KEITH COMPANIES, INC.

By:	/s/ ARAM H. KEITH

Aram H. Keith Chief Executive Officer

March 28, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following on behalf of The Keith Companies, Inc. and in the capacities and on the date indicated.

Signature	Title	Date

/s/ ARAM H. KEITH Aram H. Keith	Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	March 28, 2002

/s/ ERIC C. NIELSEN Eric C. Nielsen	President, Chief Operating Officer, and Director	March 28, 2002

/s/ GARY C. CAMPANARO Gary C. Campanaro	Chief Financial Officer, Secretary and Director (Principal Financial and Accounting Officer)	March 28, 2002

/s/ WALTER W. CRUTTENDEN Walter W. Cruttenden	Director	March 28, 2002

/s/ GEORGE DEUKMEJIAN George Deukmejian	Director	March 28, 2002

/s/ CHRISTINE DIEMER IGER Christine Diemer Iger	Director	March 28, 2002

/s/ EDWARD R. MULLER Edward R. Muller	Director	March 28, 2002