Form 10-Q
period 2002-03-31
KEITH COMPANIES INC
filed 2002-05-15
CIK 1080922

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
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
Yes [X]  No [   ]

The number of outstanding shares of the registrant’s common stock as of April 30, 2002 was 7,313,642.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	December 31,
	2002	2001

Assets	(Unaudited)

Current assets:
Cash and cash equivalents	$12,172,000	$12,212,000
Securities held-to-maturity	8,232,000	11,521,000
Contracts and trade receivables, net of allowance for doubtful accounts of $968,000 and $951,000 at March 31, 2002 and December 31, 2001, respectively	18,073,000	18,618,000
Costs and estimated earnings in excess of billings	10,502,000	8,270,000
Prepaid expenses and other current assets	1,788,000	1,458,000

Total current assets	50,767,000	52,079,000
Equipment and leasehold improvements, net	5,202,000	4,921,000
Goodwill, net of accumulated amortization of $761,000 at March 31, 2002 and December 31, 2001	22,662,000	14,252,000
Other assets	331,000	240,000

Total assets	$78,962,000	$71,492,000

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of long-term debt and capital lease obligations	$363,000	$459,000
Trade accounts payable	3,081,000	2,376,000
Accrued employee compensation	4,024,000	3,091,000
Current portion of deferred tax liabilities	3,739,000	2,028,000
Other accrued liabilities	2,810,000	2,961,000
Billings in excess of costs and estimated earnings	2,207,000	2,383,000

Total current liabilities	16,224,000	13,298,000
Long-term debt and capital lease obligations, less current portion	1,412,000	1,453,000
Issuable common stock	4,812,000	1,512,000
Deferred tax liabilities	1,092,000	1,271,000
Accrued rent	238,000	225,000

Total liabilities	23,778,000	17,759,000

Shareholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value. Authorized 100,000,000 shares at March 31, 2002 and December 31, 2001; issued and outstanding 7,313,202 and 7,309,684 shares at March 31, 2002 and December 31, 2001, respectively	7,000	7,000
Additional paid-in capital	42,108,000	42,096,000
Retained earnings	13,069,000	11,630,000

Total shareholders’ equity	55,184,000	53,733,000

Total liabilities and shareholders’ equity	$78,962,000	$71,492,000

See accompanying notes to the consolidated financial statements.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	For the Three Months
	Ended March 31,

	2002	2001

Gross revenue	$25,904,000	$18,702,000
Subcontractor costs	4,509,000	2,080,000

Net revenue	21,395,000	16,622,000
Costs of revenue	14,421,000	10,897,000

Gross profit	6,974,000	5,725,000
Selling, general and administrative expenses	4,679,000	3,284,000

Income from operations	2,295,000	2,441,000
Interest income	124,000	—
Interest expense	36,000	142,000
Other expenses	24,000	9,000

Income before provision for income taxes	2,359,000	2,290,000
Provision for income taxes	920,000	916,000

Net income	$1,439,000	$1,374,000

Earnings per share data:
Basic	$0.20	$0.26

Diluted	$0.19	$0.24

Weighted average number of shares outstanding:
Basic	7,310,790	5,243,887

Diluted	7,755,839	5,839,877

See accompanying notes to the consolidated financial statements.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,

	2002	2001

Cash flows from operating activities:
Net income	$1,439,000	$1,374,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	539,000	545,000
Loss (gain) on sale of equipment	10,000	(4,000)
Tax benefit from exercise of stock options	—	548,000
Changes in operating assets and liabilities, net of effects from acquisition:
Contracts and trade receivables, net	3,725,000	(254,000)
Costs and estimated earnings in excess of billings	(1,389,000)	(1,002,000)
Prepaid expenses and other assets	(263,000)	(13,000)
Trade accounts payable and accrued liabilities	496,000	1,307,000
Billings in excess of costs and estimated earnings	(176,000)	421,000

Net cash provided by operating activities	4,381,000	2,922,000

Cash flows from investing activities:
Net cash expended for acquisition	(7,297,000)	(1,530,000)
Additions to equipment and leasehold improvements	(349,000)	(409,000)
Proceeds from maturing securities held-to-maturity	3,289,000	—
Proceeds from sales of equipment	61,000	6,000

Net cash used in investing activities	(4,296,000)	(1,933,000)

Cash flows from financing activities:
Payments on line of credit, net	—	(625,000)
Principal payments on long-term debt and capital lease obligations, including current portion	(137,000)	(348,000)
Proceeds from exercise of stock options	12,000	419,000

Net cash used in financing activities	(125,000)	(554,000)

Net (decrease) increase in cash and cash equivalents	(40,000)	435,000
Cash and cash equivalents, beginning of period	12,212,000	1,043,000

Cash and cash equivalents, end of period	$12,172,000	$1,478,000

See supplemental cash flow information at Note 7.

See accompanying notes to the consolidated financial statements.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

1.   Basis of Presentation

The accompanying consolidated balance sheet as of March 31, 2002, and the consolidated statements of income and cash flows for the three months ended March 31, 2002 and 2001, are unaudited and in the opinion of management include all adjustments necessary to present fairly the information set forth therein, which consist solely of normal recurring adjustments. All significant intercompany transactions have been eliminated and certain reclassifications have been made to prior periods’ consolidated financial statements to conform to the current period presentation. The results of operations for these interim periods are not necessarily indicative of results for the full year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of The Keith Companies, Inc. (together with its subsidiaries, the “Company” or “TKCI”) for the year ended December 31, 2001 as certain disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

2.   Per Share Data

Basic earnings per share (“EPS”) is computed by dividing net income during the period by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income during the period by the weighted average number of shares that would have been outstanding assuming the issuance of dilutive potential common shares as if outstanding during the reporting period, net of shares assumed to be repurchased using the treasury stock method.

The following is a reconciliation of the denominator for the basic EPS computation to the denominator of the diluted EPS computation:

	For the Three Months
	Ended March 31,

	2002	2001

Weighted average shares used for the basic EPS computation	7,310,790	5,243,887
Incremental shares from the assumed exercise of dilutive stock options and stock warrants and contingently issuable shares	445,049	595,990

Weighted average shares used for the diluted EPS computation	7,755,839	5,839,877

In conjunction with certain acquisitions, the Company agreed to pay consideration consisting of shares of its common stock. As a result, the Company estimated and included 211,176 and 149,882 weighted average contingently issuable shares in its weighted average shares used for the diluted EPS computation for the three months ended March 31, 2002 and 2001, respectively.

There were 111,900 and 2,383 anti-dilutive weighted potential common shares excluded from the above calculations for the three months ended March 31, 2002 and 2001, respectively.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

3.   New Accounting Pronouncement

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. The table below shows the as adjusted effect on net income, basic earnings per share and diluted earnings per share had SFAS No. 142, which eliminated goodwill amortization, been applied in 2001:

	Three Months Ended
	March 31,

	2002	2001

Net income:
Reported net income	$1,439,000	$1,374,000
Add back: Goodwill amortization (net of income taxes)	—	65,000

Adjusted net income	$1,439,000	$1,439,000

Basic earnings per share:
Reported basic earnings per share	$0.20	$0.26
Add back: Goodwill amortization (net of income taxes)	—	0.01

Adjusted basic earnings per share	$0.20	$0.27

Diluted earnings per share:
Reported diluted earnings per share	$0.19	$0.24
Add back: Goodwill amortization (net of income taxes)	—	0.01

Adjusted diluted earnings per share	$0.19	$0.25

4.   Acquisition

       ALNM Group, Inc.

Effective March 1, 2002, the Company acquired all the outstanding shares of common stock of ALNM Group, Inc. (“ALNM”) for an estimated purchase price of $11.0 million. The results of ALNM’s operations have been included in the consolidated financial statements since March 2002. ALNM, based in Michigan, specializes in government services, with expertise in environmental, civil, mechanical and electrical engineering as well as planning and surveying. The acquisition is expected to expand TKCI’s geographic coverage and enhance TKCI’s array of services it can offer to clients in the public works and infrastructure industries. The purchase price consisted of $7.7 million in cash and $3.3 million, which is to be paid out in our common stock and is subject to certain adjustments as stated in the purchase agreement.

In accordance with SFAS No. 141, this acquisition was accounted for using the purchase method of accounting. Therefore, the Company recorded goodwill of $8,421,000, which represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

ALNM Group, Inc.
As of March 1, 2002

Current assets	$4,665,000
Equipment and leasehold improvements	492,000
Goodwill	8,421,000

Total assets acquired	13,578,000
Liabilities	(2,578,000)

Net assets acquired	$11,000,000

5.   Indebtedness

In September 2001, the Company entered into a $10.0 million unsecured line of credit agreement consisting of three components: (i) an acquisition component, (ii) an equipment and vehicle financing component, and (iii) a working capital component. The line provides up to a maximum of $5.0 million to finance acquisitions, up to a maximum of $3.0 million to finance equipment and vehicle purchases and up to a maximum of $10.0 million less the aggregate outstanding principal balance of the acquisition, and equipment and vehicle components for working capital. The line bears interest at either a range of 0.25% below prime to prime, or a range of 1.25% to 1.75% over LIBOR depending on the Company’s ability to meet certain financial covenants. The equipment and vehicle financing components mature in September 2002, while the acquisition and working capital components mature in June 2003. There were no amounts outstanding under this line of credit agreement as of March 31, 2002.

6.   Segment and Related Information

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

The acquisition of ALNM in March 2002 is reported as part of the Company’s REPWIC segment.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

The following tables set forth certain information regarding the Company’s operating segments for the three months ended March 31, 2002 and 2001:

For the Three Months Ended March 31, 2002

	REPWIC	IE	Corporate Costs	Consolidated

Net revenue	$15,674,000	$5,721,000	$—	$21,395,000
Income from operations	$2,800,000	$1,528,000	$(2,033,000)	$2,295,000
Identifiable assets	$68,989,000	$9,973,000	$—	$78,962,000

For the Three Months Ended March 31, 2001

	REPWIC	IE	Corporate Costs	Consolidated

Net revenue	$15,394,000	$1,228,000	$—	$16,622,000
Income from operations	$3,728,000	$125,000	$(1,412,000)	$2,441,000
Identifiable assets	$38,788,000	$2,040,000	$—	$40,828,000

7.   Supplemental Cash Flow Information

	For the Three Months
	Ended March 31,

	2002	2001

Supplemental disclosure of cash flow information:
Cash paid for interest	$16,000	$55,000

Cash paid for income taxes	$1,058,000	$—

Noncash financing and investing activities:
Purchase price adjustment to goodwill	$(11,000)	$(16,000)

Accrued deferred offering costs	$—	$285,000

Issuable common stock issued	$—	$500,000

The acquisition of ALNM on March 1, 2002 and Hook on January 31, 2001 resulted in the following increases:

	ALNM	Hook

Contracts and trade receivables	$(3,208,000)	$(2,147,000)
Costs and estimated earnings in excess of billings	(843,000)	(112,000)
Prepaid expenses and other current assets	(124,000)	(12,000)
Equipment and leasehold improvements	(492,000)	(696,000)
Goodwill	(8,421,000)	(2,716,000)
Other assets	(87,000)	(12,000)
Trade accounts payable and accrued liabilities	1,046,000	968,000
Issuable common stock	3,300,000	1,200,000
Deferred tax liabilities	1,532,000	—
Line of credit	—	269,000
Billing in excess of costs and estimated earnings	—	198,000
Long term debt, including current portion	—	1,530,000

Net cash expended for acquisition	$(7,297,000)	$(1,530,000)

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes included elsewhere in this Form 10-Q and the Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed by the Company. This Form 10-Q contains certain forward-looking statements, including among others:

•	forecasts of earnings, revenue or other financial items;

•	anticipated growth in the real estate development, public works/infrastructure and communications industry and the industrial/energy industry;

•	anticipated growth and economic expansion in the United States;

•	our business strategy for expanding our presence in these industries;

•	anticipated trends in our financial condition and results of operations;

•	anticipated growth in the pace and size of our acquisitions;

•	anticipated impact of future acquisitions on the condition of our business by industry and geographic location;

•	the long-term nature of our projects;

•	our ability to attract and retain employees;

•	our business strategy for integrating businesses that we acquire; and

•	our ability to distinguish ourselves from our current and future competitors.

You can identify forward-looking statements generally by the use of forward-looking terminology such as believes, expects, may, will, intends, plans, should, could, seeks, pro forma, anticipates, estimates, continues, or other variations thereof, including their use in the negative, or by discussions of strategies, opportunities, plans or intentions. You may find these forward-looking statements under the captions, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and more particularly, the factors discussed under the sub-caption, “Risk Factors,” as well as under other captions elsewhere in this Form 10-Q. A number of factors could cause results to differ materially from those anticipated by such forward-looking statements, including those discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (and, more particularly, the factors discussed under the sub-caption, “Risk Factors”) in this Report and as described in our future filings with the Securities and Exchange Commission. These forward-looking statements necessarily depend upon assumptions and estimates that may prove to be incorrect. We cannot guarantee that we will achieve our plans, intentions or expectations. The forward-looking statements involve known and unknown risks, and uncertainties, as well as assumptions that, if they fail to materialize or are incorrect, may cause actual results to differ in significant ways from any future results expressed or implied by the forward-looking statements.

The forward-looking information set forth in this on Form 10-Q is as of May 10, 2002 and we undertake no duty to update this information. Should events occur subsequent to this date that make it necessary to update the forward-looking information contained in this Form 10-Q, the updated forward-looking information will be filed with the Securities and Exchange Commission in a Report of Form 8-K, which will be available on the Securities and Exchange Commission’s web site at www.sec.gov.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of corporate costs related to finance and accounting, information technology, business development and marketing, contract proposal, executive salaries, provision for doubtful accounts and other indirect overhead costs.

Critical Accounting Policies and Significant Estimates

Management is required to make a number of assumptions and estimates that directly impact the consolidated financial statements and related disclosures. Those assumptions and estimates form the basis for certain of our accounting policies. The accounting policies that are most important to the portrayal of the Company’s financial condition and results of operations, and require management’s most difficult, subjective or complex judgements, are considered to be critical accounting policies. Because of the uncertainties inherent in making assumptions and estimates regarding unknown future outcomes, future events may result in significant differences between our estimates and actual results. Management believes that each of our assumptions and estimates are appropriate in the circumstances, and represent the most likely future outcome. We believe our critical accounting policies relate to revenue and cost recognition estimates on our contracts, and the collectibility of our contracts and trade receivables. See “Significant Estimates Used in Preparing Our Consolidated Financial Statements.”

Significant Estimates Used in Preparing Our Consolidated Financial Statements

Revenue and Cost Recognition Estimates on Contracts. We use estimates in recognizing revenue related to our contracts with fixed price or a not-to-exceed provision. For such contracts, revenue is recognized under the percentage of completion method of accounting based on the proportion of actual direct contract costs incurred to total estimated direct contract costs. We believe that costs incurred are the best available measure of progress towards completion on these contracts. Estimating the total estimated contract cost is a subjective process and requires the use of our best estimates based upon the current information known by us at that point in time. Our estimation of total estimated contract cost has a direct impact on the revenue recognized by us. If our current estimate of total contract costs turn out to be higher than our previous estimates of total contract cost, then we would have over recognized revenue for that period. Conversely, if our current estimate of total contract costs turn out to be lower than our previous estimates of total contract costs, we would have under recognized revenue for that period. In both cases, a job to date adjustment will be made to true-up revenue as a change in estimate applied prospectively.

Provision for Doubtful Accounts. We use estimates in arriving at our allowance for doubtful accounts related to our contracts and trade receivables. These estimates are based on our best assessment as to the collectibility of the related receivable balance. Future collections of receivables that are different from our current estimates will effect results of operations in future periods.

Recent Events

•	In March 2002, we acquired Michigan based ALNM Group, Inc. (“ALNM”) which specializes in government services with expertise in environmental, civil, mechanical, electrical engineering, and surveying for an estimated purchase price of $11.0 million. This acquisition is expected to expand our geographic coverage and enhance our array of services we can offer to clients in the public works and infrastructure industries.

Impact of Our Industry Diversification Strategy

To help reduce our susceptibility to economic cycles affecting the real estate development industry, we intend to continue expanding our work in the public works/infrastructure, and the industrial/energy industries. We believe that among other business initiatives, our acquisition strategy may play a significant role in contributing to this objective. The acquisitions of PEC and UEI during 2001, ALNM in March 2002 and anticipated future acquisitions, many of which may include engineering services outside of the real estate development industry, may have a significant impact on our future net revenue mix. Due to these acquisitions, we anticipate that our margins may be affected by the decreased business concentration from the real estate development industry which has historically yielded higher margins than services provided to the public works/infrastructure and industrial/energy industries.

Results of Operations

The following table sets forth unaudited historical consolidated operating results for each of the periods presented as a percentage of net revenue:

	For the Three
	Months Ended
	March 31,

	2002	2001

Gross revenue	121.1%	112.5%
Subcontractor costs	21.1%	12.5%

Net revenue	100.0%	100.0%
Costs of revenue	67.4%	65.6%

Gross profit	32.6%	34.4%
Selling, general and administrative expenses	21.9%	19.8%

Income from operations	10.7%	14.7%
Interest income	0.6%	0.0%
Interest expense	0.2%	0.9%
Other expenses	0.1%	0.1%

Income before provision for income taxes	11.0%	13.8%
Provision for income taxes	4.3%	5.5%

Net income	6.7%	8.3%

Three Months Ended March 31, 2002 and March 31, 2001

Net Revenue. Net revenue for the three months ended March 31, 2002 increased $4.8 million, or 28.7%, to $21.4 million compared to $16.6 million for the three months ended March 31, 2001. This growth in net revenue resulted from acquisitions. Acquired companies contributed $5.2 million in net revenue for the first quarter of 2002 as compared to the first quarter of 2001. This $5.2 million includes one month of revenue contributed by Hook & Associates Engineering, Inc. (acquired January 2001), one month of revenue contributed by ALNM Group, Inc. (acquired March 2002), and a three-month revenue contribution from both Pacific Engineering Corporation (acquired September 2001) and Universal Energy, Inc. (acquired November 2001). Excluding the net revenue from these acquisitions, net revenue decreased by $0.4 million, or 2.6%, for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. This decrease primarily resulted from (i) a combination of lower net revenue at one of the Company’s Northern California offices due to decreased activity on several large projects with high profit margins and a slow down in the overall Northern California real estate market, (ii) an increase in non-billable labor related to the Company’s Orange County office resulting mainly from a softening of the commercial and industrial real estate market and (iii) lower revenue generated from the Hook operations (excludes January 2002 results) which was due in part to integration issues. These decreases in net revenue were partially offset by a strong overall Southern California real estate market, which experienced increased demand for residential real estate and higher net revenue derived from the Company’s industrial and energy industries. Subcontractor costs, as a percentage of net revenue, increased to 21.1% for the first quarter 2002 compared to 12.5% for the for the first quarter 2001, resulting largely from an increase in subcontractor costs related to several large contracts in the industrial and energy industries.

Gross Profit. Gross profit for the three months ended March 31, 2002 increased $1.3 million, or 21.8%, to $7.0 million compared to $5.7 million for the three months ended March 31, 2001. The increase in gross profit was attributable to acquisitions (as described above), which added gross profit of $1.8 million during the three months ended March 31, 2002 compared to the same period during 2001. Excluding the gross profit from these acquisitions, gross profit decreased $0.5 million or 10.2% for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. This decrease was mainly due to lower gross profits from one of the Company’s Northern California offices, the Company’s Orange County office and from the Hook operations as mentioned above. These decreases were partially offset by overall continued demand for residential real estate in Southern California and increased gross profits generated from contracts related to the industrial and energy industries. As a percentage of net revenue, gross profit decreased to 32.6% during the first quarter of 2002 from 34.4% during the first quarter of 2001. The percentage decrease was primarily related to lower margins related to the Company’s Northern California, Orange County and Hook operations, all of which were partially offset by an increase in higher margin contracts related to the industrial and energy industries including higher margins related to the UEI acquisition.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2002 increased $1.4 million, or 42.5%, to $4.7 million compared to $3.3 million for the three months ended March 31, 2001. The increase in selling, general and administrative expenses was primarily related to acquisitions and higher overall corporate costs partially offset by the elimination of goodwill amortization due to the adoption of Statement of Financial Accounting Standards No. 142 (see “Effect of Recent Accounting Pronouncements” for discussion on the treatment of goodwill). As a percentage of net revenue, selling, general and administrative expenses increased to 21.9% during the first quarter 2002 compared to 19.8% during the first quarter of 2001. This percentage increase resulted primarily from higher administrative costs, increased travel costs and higher administrative costs related to the Hook operations, offset by the elimination of goodwill amortization.

Interest Income. Interest income for the three months ended March 31, 2002 increased by $124,000 as compared to the same period in the prior year. This increase in interest income resulted from interest earned on securities purchased with a portion of the net proceeds generated from the Company’s May 2001 secondary offering.

Interest Expense. Interest expense for the three months ended March 31, 2002 decreased $106,000 to $36,000 compared to $142,000 for the three months ended March 31, 2001. The decrease in interest expense was primarily attributable to the repayment of a $2.4 million acquisition note in April 2001 and the repayment of the outstanding balance on our line of credit in May 2001.

Income Taxes. For the three months ended March 31, 2002, the provision for income taxes was $920,000 compared to $916,000 for the three months ended March 31, 2001. The slight increase in provision for income taxes during the first quarter 2002 resulted primarily from a higher taxable base, mitigated by a lower effective income tax rate mainly due to diversification of operations to states outside of California that have lower state income tax rates. Accordingly, our effective tax rate has decreased from 40% during the first quarter of 2001 to 39% during the first quarter of 2002.

Liquidity and Capital Resources

Cash and cash equivalents combined with securities held-to-maturity totaled $20.4 million as of March 31, 2002, compared to $23.7 million as of December 31, 2001. Working capital as of March 31, 2002 was $34.5 million compared to $38.8 million as of December 31, 2001, a decrease of $4.3 million, resulting primarily from cash used to partially finance the acquisition of ALNM offset by an increase in cash flow from operations. Our debt to equity ratio (excluding the effect of issuable common stock) as of March 31, 2002 was 0.03 to 1 compared to 0.04 to 1 as of December 31, 2001.

Cash Flows From Operating Activities. Net cash provided by operating activities increased $1.5 million, or 50%, to $4.4 million for the three months ended March 31, 2002 compared to $2.9 million for the three months ended March 31, 2001. The increase in net cash provided by operating activities was mainly a result of a decrease in contract and trade receivables partially offset by the absence of a tax benefit from the exercise of stock options and a smaller increase in trade accounts payable and accrued liabilities.

Cash Flows From Investing Activities. Net cash used in investing activities was $4.3 million for the three months ended March 31, 2002 compared to $1.9 million for the corresponding prior year period, an increase of $2.4 million. This increase in net cash used in investing activities was primarily due to the cash used in acquiring ALNM, offset by proceeds from maturing securities held-to-maturity.

Cash Flows From Financing Activities. Net cash used in financing activities decreased by $429,000 to $125,000 for the three months ended March 31, 2002 compared to $554,000 for the three months ended March 31, 2001. This decrease in net cash used in financing activities resulted primarily from a decrease of principal payments on our debt during the first quarter of 2002 due to the repayment of our line of credit in 2001 offset by a reduction in proceeds from stock options.

In September 2001, we entered into a $10.0 million unsecured line of credit agreement consisting of three components: (i) an acquisition component, (ii) an equipment and vehicle financing component, and (iii) a working capital component. The line of credit provides up to a maximum of $5.0 million to finance acquisitions, up to a maximum of $3.0 million to finance equipment and vehicle purchases, and up to a maximum of $10.0 million less the aggregate outstanding principal balance of the acquisition and equipment and vehicle components for working capital. The line bears interest at either a range of 0.25% below prime to prime, or a range of 1.25% to 1.75% over LIBOR depending on the Company’s ability to meet certain financial covenants. The equipment and vehicle financing components mature in September 2002, while the acquisition and working capital components mature in June 2003. There were no amounts outstanding under this line of credit agreement as of March 31, 2002.

The Company does not hold any derivative financial instruments for trading purposes or otherwise. Furthermore, we have not engaged in energy or commodity trading activities and do not anticipate doing so in the future, nor do we have any transactions involving unconsolidated entities or special purpose entities.

Our primary sources of liquidity over the next twelve months are our existing cash and securities balances, cash generated from operations, and availability under our credit facility. Based upon our current cash and securities position and our $10 million unsecured line of credit, we expect to have sufficient cash resources to fund our anticipated operations, planned capital expenditures, possible acquisitions, and debt reductions for the next 12 months. We anticipate meeting our long-term liquidity requirements through a combination of cash generated from operations, use of our unsecured line of credit, and by accessing the capital markets should conditions be favorable.

We have not entered into any material related party transactions during the first quarter of 2002.

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

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” which is effective January 1, 2002. This statement requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment. Goodwill acquired in a business combination consummated after June 30, 2001 shall not be amortized, but rather reviewed for impairment until the date this statement is applied in its entirety. For business combinations consummated prior to June 30, 2001, the Company is required to amortize the related goodwill up through December 31, 2001. The Company has not yet performed its impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002, and therefore, has not determined the effect these tests will have on the Company’s financial condition, results of operations or cash flows.

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

Risk Factors – Risks Related To Our Industries

Our business could suffer if there is a downturn in the real estate market

We estimate that during the first quarter of 2002, approximately 70% of our services were rendered in connection with commercial and residential real estate development projects. Reduced demand in the real estate market would likely decrease the demand for our services. A decrease in the demand for our services could result in cash flow difficulties and operating losses for our company.

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

We derive revenue from contracts with government agencies. Any disruption in government funding or in our relationship with those agencies could adversely affect our business

The demand for our services is related to the level of government program funding that is allocated to rebuild and expand the nations infrastructure. We believe that the success and further development of our business depend in part upon the continued funding of these government programs and upon our ability to participate in these government programs. We cannot assure that governments will have the available resources to fund these programs, that these programs will continue to be funded even if governments have available financial resources or that we will continue to win government contracts.

Some of these government contracts are subject to renewal or extension annually, so we cannot be assured of our continued work under these contracts in the future. Unsuccessful bidders may protest or challenge the award of these contracts. In addition, government agencies can terminate these contracts at their convenience. As a result, we may incur costs in connection with the termination of these contracts and suffer a loss of business. Also, contracts with government agencies are subject to substantial regulation and an audit of actual costs incurred. Consequently, there may be a downward adjustment in our revenues if actual recoverable costs exceed billed recoverable costs.

We derive revenue from engineering services provided to the energy industry. Any disruption in the pace of construction for new power plants, cogeneration facilities, and electrical distribution facilities could adversely affect our business.

The demand for our services is related to the level and pace of construction of energy related solutions. We believe that the success and further development of this aspect of our business depend in part upon the continued need and funding of these projects. High energy prices, power shortages, and a pressure at state and federal levels for increased supply resulted in increased demand for energy related solutions with an unprecedented number of new power plants, cogeneration facilities, and electrical distribution facilities project announcements in 2001. Some of these energy related solutions have been built or are under construction. However, a weakening economy, lower demand, and a decline in energy prices have caused builders of such energy related solutions to reconsider planned projects. Some have announced downsizing or cancellations. A decline in the pace of construction of new power plants, cogeneration facilities and electrical distribution facilities could adversely affect our business and results of operations.

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

Terrorism and the uncertainty of war may have a material adverse effect on our operating results

The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, some of which may materially harm our business and revenues. The disruption of our business as a result of these terrorist attacks, including disruptions and deferrals of real estate development projects, had an immediate adverse impact on our business. The long-term effects of the September 11, 2001 attacks on our customers, the market of our common stock, the markets of our services and the U.S. economy are uncertain. The consequences of any terrorist attacks, or any armed conflicts that may result, are unpredictable, and we may not be able to foresee events that could have an adverse effect on our markets, or our business.

Risk Factors – Risks Related To Our Business

Our revenue, income and cash flow could decline if there is a downturn in the California economy or real estate market

We estimate that during the first quarter of 2002, 65% of our net revenue was derived from services rendered in California. Poor economic conditions in California may significantly reduce the demand for our services and decrease our revenue and profits. From 1991 to 1996, our business was negatively impacted during the real estate market downturn in Southern California, and we experienced cash flow difficulties and substantial operating losses.

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

•	weakness in the management of our projects;

•	loss of efficiency resulting from cross-utilization of office staff from various locations;

•	changes in the costs of goods and services that may occur during the contract period;

•	problems with new technologies; and

•	delays beyond our control.

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

If we are unable to engage qualified subcontractors, we may lose projects, revenue and clients

We often contract with outside companies to perform designated portions of the services we perform for our clients. If we are unable to engage subcontractors, our ability to perform under some of our contracts may be impeded and the quality of our service may decline. As a consequence, we may lose projects, revenue and clients. For the three months ended March 31, 2002, subcontractor costs accounted for approximately 21% of our net revenue.

We derive revenue from contracts for work performed in foreign countries which are subject to a number of risks that could adversely affect the results from these contracts

International business is subject to the customary risks associated with international transactions, including political risks, local law and taxes, the potential imposition of trade or currency exchange restrictions, tariff increases and difficulties or delays in collecting accounts receivables. Weak foreign economies and/or a weakening of foreign currencies against the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations.

Risk Factors – Risks Related To Ownership of Our Stock

Our stock price may decrease, which could result in significant losses for investors or adversely affect our business

The following factors could cause the market price of our common stock to decrease, perhaps substantially:

•	the failure of our quarterly operating results to meet expectations;

•	adverse developments in the financial markets, the real estate market, the energy market, the engineering and consulting services market and the worldwide economy;

•	interest rates;

•	our failure to meet securities analysts’ expectations;

•	changes in accounting principles;

•	sales of common stock by existing shareholders or holders of options;

•	announcements of key developments by our competitors; and

•	the reaction of markets and securities analysts to announcements and developments involving our company.

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

Our board of directors has the ability to discourage takeover attempts, which may reduce or eliminate your ability to sell your shares for a premium in a change of control transaction

Our amended and restated articles of incorporation provide us with the ability to issue blank check preferred stock without consulting our shareholders. As a result, our board of directors may frustrate a takeover attempt by issuing shares to a friendly shareholder or acquirer, implementing a poison pill or otherwise due to features of newly issued preferred stock.

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

The table below presents the principal amounts of securities held-to-maturity, debt (excluding capital lease obligations of $139,000 and notes payable of $1,300,000 and $189,000), weighted average interest rates, fair values and other items required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes as of March 31, 2002.

						Fair
	2002	2003	2004	2005	Total	Value (1)

Securities held-to-maturity (non-trading)	$8,232,000	—	—	—	$8,232,000	$8,234,000
Weighted average interest rate(2)	2.83%	—	—	—	2.83%	2.83%
Fixed rate debt (3)	$64,000	$70,000	$13,000	—	$147,000	$147,000
Weighted average interest rate	7.15%	7.13%	6.27%	—	7.06%	7.06%

(1)  The fair value of fixed rate debt was determined based on current rates offered for debt instruments with similar risks and maturities, while the fair value for securities held-to-maturity was based on the quoted market price of such securities as of March 31, 2002.

(2)  Approximately 45% of the Company’s securities held-to-maturity are invested in bonds that are exempt from federal taxes. The weighted average interest rate shown above is a combination of a pre-tax interest rate for taxable securities and an after tax interest rate for tax-exempt securities.

(3)  Fixed rate debt excludes an acquisition note payable with a carrying amount of $1,300,000 and a note payable of $189,000 due to the nature of the financing.

As the table incorporates only those exposures that existed as of March 31, 2002, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented in the table has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on those exposures or positions that arise during the period and interest rates.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is also involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management and the Company’s legal counsel, the ultimate disposition of these matters should not have a material adverse effect on the Company’s financial position, liquidity or results of operations of the Company.

Item 2. Changes In Securities and Use of Proceeds

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

             None

     (b)  Reports on Form 8-K

On February 21, 2002, we filed a Current Report on Form 8-K relating to a press release announcing 2001 Year End Results dated February 14, 2002.

On March 7, 2002, we filed a Current Report on Form 8-K relating to a press release announcing the execution of an agreement to acquire ALNM Group, Inc. dated February 11, 2002, and a press release announcing the acquisition of ALNM Group, Inc. dated March 1, 2002.

On May 10, 2002, we filed a Current Report on Form 8-K relating to a press release announcing 2002 First Quarter Results dated May 2, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 15, 2002 THE KEITH COMPANIES, INC.

By:	/s/ Aram H. Keith

Aram H. Keith Chairman of the Board of Directors and Chief Executive Officer

By:	/s/ Gary C. Campanaro

Gary C. Campanaro Chief Financial Officer and Secretary