Form 10-Q
period 2002-06-30
KEITH COMPANIES INC
filed 2002-08-13
CIK 1080922

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
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

Yes [X]        No [   ]

The number of outstanding shares of the registrant’s common stock as of July 31, 2002 was 7,336,292.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
	2002	2001

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,149,000	$12,212,000
Current portion of securities held-to-maturity	6,983,000	11,521,000
Contracts and trade receivables, net of allowance for doubtful accounts of $939,000 and $951,000 at June 30, 2002 and December 31, 2001, respectively	19,889,000	18,618,000
Costs and estimated earnings in excess of billings	12,069,000	8,270,000
Prepaid expenses and other current assets	1,423,000	1,458,000

Total current assets	50,513,000	52,079,000
Securities held-to-maturity, less current portion	2,053,000	—
Equipment and leasehold improvements, net	5,083,000	4,921,000
Goodwill, net of accumulated amortization of $761,000 at June 30, 2002 and December 31, 2001	22,555,000	14,252,000
Other assets	298,000	240,000

Total assets	$80,502,000	$71,492,000

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,721,000	$459,000
Trade accounts payable	2,888,000	2,376,000
Accrued employee compensation	4,349,000	3,091,000
Current portion of deferred tax liabilities	3,676,000	2,028,000
Other accrued liabilities	2,727,000	2,961,000
Billings in excess of costs and estimated earnings	1,770,000	2,383,000

Total current liabilities	17,131,000	13,298,000
Long-term debt and capital lease obligations, less current portion	38,000	1,453,000
Issuable common stock	4,812,000	1,512,000
Deferred tax liabilities	1,092,000	1,271,000
Accrued rent	248,000	225,000

Total liabilities	23,321,000	17,759,000

Shareholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value. Authorized 100,000,000 shares at June 30, 2002 and December 31, 2001; issued and outstanding 7,335,137 and 7,309,684 shares at June 30, 2002 and December 31, 2001, respectively	7,000	7,000
Additional paid-in capital	42,227,000	42,096,000
Retained earnings	14,947,000	11,630,000

Total shareholders’ equity	57,181,000	53,733,000

Total liabilities and shareholders’ equity	$80,502,000	$71,492,000

See accompanying notes to the consolidated financial statements.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Gross revenue	$28,927,000	$19,239,000	$54,831,000	$37,941,000
Subcontractor costs	4,869,000	1,522,000	9,378,000	3,602,000

Net revenue	24,058,000	17,717,000	45,453,000	34,339,000
Costs of revenue	16,055,000	11,356,000	30,350,000	22,253,000

Gross profit	8,003,000	6,361,000	15,103,000	12,086,000
Selling, general and administrative expenses	4,969,000	3,777,000	9,774,000	7,061,000

Income from operations	3,034,000	2,584,000	5,329,000	5,025,000
Interest income	93,000	151,000	217,000	151,000
Interest expense	30,000	68,000	66,000	210,000
Other expenses	19,000	22,000	43,000	31,000

Income before provision for income taxes	3,078,000	2,645,000	5,437,000	4,935,000
Provision for income taxes	1,200,000	1,058,000	2,120,000	1,974,000

Net income	$1,878,000	$1,587,000	$3,317,000	$2,961,000

Earnings per share data:
Basic	$0.26	$0.24	$0.45	$0.50

Diluted	$0.24	$0.23	$0.42	$0.46

Weighted average number of shares outstanding:
Basic	7,323,154	6,520,611	7,317,007	5,885,776

Diluted	7,922,811	7,037,829	7,839,360	6,442,380

See accompanying notes to the consolidated financial statements.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,

	2002	2001

Cash flows from operating activities:
Net income	$3,317,000	$2,961,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,116,000	1,111,000
Loss on sale of equipment	25,000	17,000
Tax benefit from exercise of stock options	—	548,000
Changes in operating assets and liabilities, net of effects from acquisitions:
Contracts and trade receivables, net	1,892,000	123,000
Costs and estimated earnings in excess of billings	(3,205,000)	(1,749,000)
Prepaid expenses and other assets	136,000	132,000
Trade accounts payable and accrued liabilities	814,000	826,000
Billings in excess of costs and estimated earnings	(403,000)	354,000

Net cash provided by operating activities	3,692,000	4,323,000

Cash flows from investing activities:
Net cash expended for acquisition	(7,297,000)	(1,530,000)
Additions to equipment and leasehold improvements	(871,000)	(873,000)
Proceeds from (purchase of) securities held-to-maturity	2,485,000	(11,086,000)
Proceeds from sales of equipment	113,000	19,000

Net cash used in investing activities	(5,570,000)	(13,470,000)

Cash flows from financing activities:
Payments on line of credit, net	—	(2,294,000)
Principal payments on long-term debt and capital lease obligations, including current portion	(316,000)	(3,061,000)
Proceeds from exercise of stock options	131,000	548,000
Net proceeds from stock offering	—	27,979,000

Net cash (used in) provided by financing activities	(185,000)	23,172,000

Net (decrease) increase in cash and cash equivalents	(2,063,000)	14,025,000
Cash and cash equivalents, beginning of period	12,212,000	1,043,000

Cash and cash equivalents, end of period	$10,149,000	$15,068,000

See supplemental cash flow information at Note 7.

See accompanying notes to the consolidated financial statements.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The accompanying consolidated balance sheet as of June 30, 2002, and the consolidated statements of income for the three and six months ended June 30, 2002 and 2001, and the consolidated statements of cash flows for the six months ended June 30, 2002 and 2001, are unaudited and in the opinion of management include all material adjustments necessary to present fairly the information set forth therein, which consist solely of normal recurring adjustments. All significant intercompany transactions have been eliminated and certain reclassifications have been made to prior periods’ consolidated financial statements to conform to the current period presentation. The results of operations for these interim periods are not necessarily indicative of results for the full year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of The Keith Companies, Inc. (together with its subsidiaries, the “Company” or “TKCI”) for the year ended December 31, 2001 as certain disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

2.	Per Share Data

Basic earnings per share (“EPS”) is computed by dividing net income during the period by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income during the period by the weighted average number of shares that would have been outstanding assuming the issuance of dilutive potential common shares as if outstanding during the reporting period, net of shares assumed to be repurchased using the treasury stock method. In conjunction with certain acquisitions, the Company agreed to pay consideration consisting of shares of its common stock. As a result, the Company estimated and included 306,041 and 258,609 weighted average contingently issuable shares in its diluted EPS computation for the three and six months ended June 30, 2002, respectively, and 164,458 and 157,170 weighted average contingently issuable shares for the three and six months ended June 30, 2001, respectively.

The following is a reconciliation of the denominator for the basic EPS computation to the denominator of the diluted EPS computation:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Weighted average shares used for the basic EPS computation	7,323,154	6,520,611	7,317,007	5,885,776
Incremental shares from the assumed exercise of dilutive stock options and stock warrants and contingently issuable shares	599,657	517,218	522,353	556,604

Weighted average shares used for the diluted EPS computation	7,922,811	7,037,829	7,839,360	6,442,380

There were 103,825 and 110,166 anti-dilutive weighted potential common shares excluded from the above calculations for the three and six months ended June 30, 2002, respectively, and 10,033 and 5,459 for the three and six months ended June 30, 2001, respectively.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

3.	Adoption of New Accounting Pronouncement

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142. Under the new standard, goodwill is no longer amortized. Therefore, no goodwill amortization expense was incurred during the first half of 2002. Beginning January 1, 2002, goodwill is required to be tested for impairment on an annual basis, and is required to be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. The table below shows the as adjusted effect on net income, basic earnings per share and diluted earnings per share had SFAS No. 142, which eliminated goodwill amortization, been applied in 2001:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income:
Reported net income	$1,878,000	$1,587,000	$3,317,000	$2,961,000
Add back: Goodwill amortization (net of income taxes)	—	64,000	—	129,000

Adjusted net income	$1,878,000	$1,651,000	$3,317,000	$3,090,000

Basic earnings per share:
Reported basic earnings per share	$0.26	$0.24	$0.45	$0.50
Add back: Goodwill amortization (net of income taxes)	—	0.01	—	0.02

Adjusted basic earnings per share	$0.26	$0.25	$0.45	$0.52

Diluted earnings per share:
Reported diluted earnings per share	$0.24	$0.23	$0.42	$0.46
Add back: Goodwill amortization (net of income taxes)	—	0.01	—	0.02

Adjusted diluted earnings per share	$0.24	$0.24	$0.42	$0.48

For financial reporting purposes, the Company has grouped its operations into two primary reportable segments: Real Estate Development, Public Works/Infrastructure and Communications (“REPWIC”) and Industrial/Energy (“IE”). The changes in the carrying amount of goodwill as reported by each reportable segment for the six months ended June 30, 2002 are as follows:

	REPWIC	IE	Total

Balance as of January 1, 2002	$10,457,000	$3,795,000	$14,252,000
Goodwill generated during period	8,421,000	—	8,421,000
Purchase price adjustments	257,000	(375,000)	(118,000)

Balance as of June 30, 2002	$19,135,000	$3,420,000	$22,555,000

The Company has completed its transitional impairment testing and no changes to the carrying value of goodwill were made as a result of the adoption of SFAS No. 142. Subsequent impairment testing will take place annually as well as when a triggering event indicating impairment may have occurred.

4.	Acquisition

ALNM Group, Inc.

Effective March 1, 2002, the Company acquired all the outstanding shares of common stock of ALNM Group, Inc. (“ALNM”) for an estimated purchase price of $11.0 million. The results of ALNM’s operations have been included in the consolidated financial statements since March 2002. ALNM, based in Michigan, specializes in government services, with expertise in environmental, civil, mechanical and electrical engineering as well as planning and surveying. The acquisition expanded TKCI’s geographic coverage and is expected to enhance TKCI’s array of

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

services it offers to clients in the public works and infrastructure industries. The purchase price consisted of $7.7 million in cash and $3.3 million, which is to be paid out in our common stock and is subject to certain adjustments as set forth in the purchase agreement.

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

In September 2001, the Company entered into a $10.0 million unsecured line of credit agreement consisting of three components: (i) an acquisition component, (ii) an equipment and vehicle financing component, and (iii) a working capital component. The line provides up to a maximum of $5.0 million to finance acquisitions, up to a maximum of $3.0 million to finance equipment and vehicle purchases and up to a maximum of $10.0 million less the aggregate outstanding principal balance of the acquisition, and equipment and vehicle components for working capital. The line bears interest at either a range of 0.25% below prime to prime, or a range of 1.25% to 1.75% over LIBOR depending on the Company’s ability to meet certain financial covenants. The equipment and vehicle financing components mature in September 2002, while the acquisition and working capital components mature in June 2003. There were no amounts outstanding under this line of credit agreement as of June 30, 2002.

6.	Segment and Related Information

The Company evaluates performance and makes resource allocation decisions based on the overall type of services provided to customers. For financial reporting purposes, the Company has grouped its operations into two primary reportable segments: Real Estate Development, Public Works/Infrastructure and Communications (“REPWIC”) and Industrial/Energy (“IE”). The REPWIC segment primarily provides engineering and consulting services for the development of both private projects (such as residential communities, commercial and industrial properties and recreational projects), and public works/infrastructure projects (such as transportation and water/sewage facilities). The IE segment provides the technical expertise and management required to design and test manufacturing facilities and processes and to facilitate the construction, through design, testing, and startup support, of primary and alternate electrical power systems for power generators and large scale power consumers.

The acquisition of ALNM in March 2002 is reported as part of the Company’s REPWIC segment.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

The following tables set forth certain information regarding the Company’s reportable segments for the three and six months ended June 30, 2002 and 2001:

For the Three Months Ended June 30, 2002

			Corporate
	REPWIC	IE	Costs	Consolidated

Net revenue	$18,841,000	$5,217,000	$—	$24,058,000
Income from operations	$4,087,000	$828,000	$(1,881,000)	$3,034,000
Identifiable assets	$69,370,000	$11,132,000	$—	$80,502,000

For the Three Months Ended June 30, 2001

			Corporate
	REPWIC	IE	Costs	Consolidated

Net revenue	$16,752,000	$965,000	$—	$17,717,000
Income (loss) from operations	$4,248,000	$(103,000)	$(1,561,000)	$2,584,000
Identifiable assets	$63,335,000	$1,996,000	$—	$65,331,000

For the Six Months Ended June 30, 2002

			Corporate
	REPWIC	IE	Costs	Consolidated

Net revenue	$34,516,000	$10,937,000	$—	$45,453,000
Income from operations	$6,887,000	$2,356,000	$(3,914,000)	$5,329,000

For the Six Months Ended June 30, 2001

			Corporate
	REPWIC	IE	Costs	Consolidated

Net revenue	$32,147,000	$2,192,000	$—	$34,339,000
Income from operations	$7,976,000	$22,000	$(2,973,000)	$5,025,000

7.	Supplemental Cash Flow Information

	For the Six Months
	Ended June 30,

	2002	2001

Supplemental disclosure of cash flow information:
Cash paid for interest	$25,000	$215,000

Cash paid for income taxes	$1,792,000	$456,000

Noncash financing and investing activities:
Purchase price adjustment to goodwill	$(118,000)	$7,000

Accrued deferred offering costs	$—	$285,000

Issuable common stock issued	$—	$500,000

Transfer of leasehold improvements to prepaid expenses and other assets	$—	$159,000

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

The acquisition of ALNM on March 1, 2002 and Hook on January 31, 2001 resulted in the following increases:

	ALNM	Hook

Contracts and trade receivables	$(3,208,000)	$(2,147,000)
Costs and estimated earnings in excess of billings	(843,000)	(112,000)
Prepaid expenses and other current assets	(124,000)	(12,000)
Equipment and leasehold improvements	(492,000)	(696,000)
Goodwill	(8,421,000)	(2,716,000)
Other assets	(87,000)	(12,000)
Trade accounts payable and accrued liabilities	1,046,000	968,000
Issuable common stock	3,300,000	1,200,000
Deferred tax liabilities	1,532,000	—
Line of credit	—	269,000
Billing in excess of costs and estimated earnings	—	198,000
Long term debt, including current portion	—	1,530,000

Net cash expended for acquisition	$(7,297,000)	$(1,530,000)

8.	Subsequent Event

In July 2002, the Company entered into a modification agreement relating to the Asset Purchase Agreement dated January 31, 2001 between the Company and the shareholders of Hook & Associates Engineering Inc. Among other things, the modification agreement provides that the Company pay the former shareholders of Hook & Associates Inc. up to $1,080,000 in full satisfaction of any remaining purchase price obligations which were due by the Company under the Asset Purchase Agreement. These remaining purchase price obligations consisted of a $1,300,000 note payable, which has been cancelled and $700,000 in issuable common stock which will no longer be issued.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes included elsewhere in this Form 10-Q and the Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed by the Company. This Form 10-Q contains certain forward-looking statements, including among others:

•	forecasts of earnings, revenue or other financial items;

•	anticipated growth in the real estate development, public works/infrastructure and communications industry and the industrial/energy industry;

•	anticipated growth and economic expansion in the United States;

•	our business strategy for expanding our presence in these industries;

•	anticipated trends in our financial condition and results of operations;

•	anticipated growth in the pace and size of our acquisitions;

•	anticipated impact of future acquisitions on the condition of our business by industry and geographic location;

•	the long-term nature of our projects;

•	our ability to attract and retain employees;

•	our business strategy for integrating businesses that we acquire;

•	our ability to sustain our growth and profitability; and

•	our ability to distinguish ourselves from our current and future competitors.

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

The forward-looking information set forth in this Form 10-Q is as of August 13, 2002 and we undertake no duty to update this information. Should events occur subsequent to this date that make it necessary to update the forward-looking information contained in this Form 10-Q, the updated forward-looking information will be filed with the Securities and Exchange Commission in a Report of Form 8-K, which will be available on the Securities and Exchange Commission’s web site at www.sec.gov.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of corporate costs related to finance and accounting, information technology, business development and marketing, contract proposals, executive salaries, provisions for doubtful accounts and other indirect overhead costs.

Critical Accounting Policies and Significant Estimates

Under accounting principles generally accepted in the United States of America, management is required to make assumptions and estimates that directly impact the consolidated financial statements and related disclosures. Because of the uncertainties inherent in making assumptions and estimates, actual results in future periods may differ significantly from our assumptions and estimates. Management bases its assumptions and estimates on historical experience and on various other factors believed to be reasonable under the circumstances. The following represents what management believes are the critical accounting policies most affected by changes in management estimates and judgments.

Revenue and Cost Recognition Estimates on Contracts. We use estimates in recognizing revenue related to our contracts with fixed price or not-to-exceed provisions. For such contracts, revenue is recognized under the percentage of completion method of accounting based on the proportion of actual direct contract costs incurred to total estimated direct contract costs. We believe that costs incurred are the best available measure of progress towards completion on these contracts. Estimating the total estimated contract cost is a subjective process and requires the use of our best estimates based upon the current information known by us at that point in time. Our estimation of total estimated contract cost has a direct impact on the revenue recognized by us. If our current estimate of total contract costs turns out to be higher than our previous estimates of total contract cost, then we would have over recognized revenue for that previous period. Conversely, if our current estimates of total contract costs turns out to be lower than our previous estimates of total contract costs, we would have under recognized revenue for that previous period. In both cases, a job to date adjustment will be made to true-up revenue as a change in estimate applied prospectively.

Provision for Doubtful Accounts. We use estimates in arriving at our allowance for doubtful accounts related to our contracts and trade receivables. These estimates are based on our best assessment as to the collectibility of the related receivable balance. Future collections of receivables that are different from our current estimates will affect results of operations in future periods.

Goodwill. We use estimates in order to determine if goodwill has been impaired. An impairment loss may be recognized if the carrying amount of a reporting unit’s net book value exceeds the estimated fair value of the reporting unit. We arrive at the estimated fair value of a reporting unit by using a variety of customary valuation methods, such as discounted cash flow analysis and multiples of net revenue and earnings before interest and taxes. These valuation methods use a variety of assumptions such as future billable employee headcount, net revenue, operating income, cash flow, discount rates and multiples. Estimating fair value of a reporting unit is a subjective process and requires the use of our best estimates. We will perform our valuation analysis annually as well as when an event occurs or circumstances change that would indicate the carrying amount of goodwill may be impaired. If our estimates or assumptions change from those used in our current valuation, we may be required to recognize an impairment loss.

Impact of Our Industry Diversification Strategy

To help reduce our susceptibility to economic cycles affecting the real estate development industry, we intend to continue expanding our work in the public works/infrastructure, and the industrial/energy industries. We believe that among other business initiatives, our acquisition strategy may play a significant role in contributing to this objective. The acquisitions of Pacific Engineering Corporation and Universal Energy Inc. during 2001, ALNM Group, Inc. in March 2002 and anticipated future acquisitions, many of which may include engineering services outside of the real estate development industry, may have a significant impact on our future net revenue mix. Due to these acquisitions, we anticipate that our margins may be affected by the decreased business concentration from the real estate development industry which has historically yielded higher margins than services provided to the public works/infrastructure and industrial/energy industries.

Recent Events

In July 2002, the Company entered into a modification agreement relating to the Asset Purchase Agreement dated January 31, 2001 between the Company and the shareholders of Hook & Associates Engineering Inc. Among other things, the modification agreement provides that the Company pay the former shareholders of Hook & Associates Inc. up to $1,080,000 in full satisfaction of any remaining purchase price obligations which were due by the Company under the Asset Purchase Agreement. These remaining purchase price obligations consisted of a $1,300,000 note payable, which has been cancelled and $700,000 in issuable common stock which will no longer be issued.

Results of Operations

The following table sets forth certain components of the Company’s unaudited consolidated statements of income for each of the periods presented as a percentage of net revenue:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Gross revenue	120.2%	108.6%	120.6%	110.5%
Subcontractor costs	20.2	8.6	20.6	10.5

Net revenue	100.0	100.0	100.0	100.0
Costs of revenue	66.7	64.1	66.8	64.8

Gross profit	33.3	35.9	33.2	35.2
SG&A expenses	20.7	21.3	21.5	20.6

Income from operations	12.6	14.6	11.7	14.6
Interest income	0.4	0.9	0.5	0.4
Interest expense	0.1	0.5	0.1	0.6
Other expenses	0.1	0.1	0.1	0.1

Income before income taxes	12.8	14.9	12.0	14.3
Provision for income taxes	5.0	6.0	4.7	5.7

Net income	7.8%	8.9%	7.3%	8.6%

The following table sets forth certain components of the Company’s unaudited consolidated statements of income for each of the periods presented and includes the dollar and percentage change compared to the prior year period:

	For the Three Months Ended June 30, (dollars in thousands)				For the Six Months Ended June 30, (dollars in thousands)

			$	%			$	%
	2002	2001	Change	Change	2002	2001	Change	Change

Gross revenue	$28,927	$19,239	$9,688	50.4%	$54,831	$37,941	$16,890	44.5%
Subcontractor costs	4,869	1,522	3,347	219.9	9,378	3,602	5,776	160.4

Net revenue	24,058	17,717	6,341	35.8	45,453	34,339	11,114	32.4
Costs of revenue	16,055	11,356	4,699	41.4	30,350	22,253	8,097	36.4

Gross profit	8,003	6,361	1,642	25.8	15,103	12,086	3,017	25.0
SG&A expenses	4,969	3,777	1,192	31.6	9,774	7,061	2,713	38.4

Income from operations	3,034	2,584	450	17.4	5,329	5,025	304	6.0
Interest income	93	151	(68)	(38.4)	217	151	66	43.7
Interest expense	30	68	(38)	(55.9)	66	210	(144)	(68.6)
Other expenses	19	22	(3)	(13.6)	43	31	12	38.7

Income before taxes	3,078	2,645	433	16.4	5,437	4,935	502	10.2
Provision for income taxes	1,200	1,058	142	13.4	2,120	1,974	146	7.4

Net income	$1,878	$1,587	$291	18.3%	$3,317	$2,961	$356	12.0%

Three and Six Months Ended June 30, 2002 and June 30, 2001

Net Revenue. The growth in net revenue for both the quarter and the six months ended June 30, 2002 resulted from acquisitions. Acquired companies contributed $6.4 million during the second quarter of 2002 as compared to the corresponding prior year period. This $6.4 million includes three months of revenue contributed by ALNM Group, Inc. (acquired March 2002), Pacific Engineering Corporation (acquired September 2001) and Universal Energy, Inc. (“UEI”) (acquired November 2001). For the six months ended June 30, 2002, acquired companies contributed $11.6 million in net revenue compared to the six months ended June 30, 2001. This increase includes one month of revenue contributed by Hook & Associates Engineering, Inc. (acquired in January 2001), four months of revenue contributed by ALNM Group, Inc., and six months of revenue contributed by both Pacific Engineering Corporation and Universal Energy, Inc. Excluding the net revenue from these acquisitions, net revenue decreased by $0.1 million or 0.5%, and $0.5 million or 1.5% for the quarter and six months ended June 30, 2002, respectively, compared to corresponding prior year periods. The decrease for both periods primarily resulted from (i) a combination of lower net revenue at one of the Company’s Northern California offices due to decreased activity on several large projects with high billing/contract rates and a slow down in the overall Northern California real estate market, which has shown some signs of improvement in the second quarter of 2002, (ii) a decrease in the total number of billable hours by the Company’s Orange County office resulting mainly from a weak commercial and industrial real estate market, and (iii) lower revenue generated from the Hook operations which was mainly due to changes in management, reduced activity, and rework on certain contracts for which we recognize reduced revenue when compared to what we customarily recognize. These decreases in net revenue were partially offset by a strong overall Southern California real estate market, which continued to experience an increase in demand for residential real estate, and higher net revenue derived from the Company’s industrial and energy industries. Subcontractor costs, as a percentage of net revenue, increased to 20.2% and 20.6% for the three and six months ended June 30, 2002, respectively, compared to 8.6% and 10.5% for the three and six months ended June 30, 2001. The percentage increase resulted largely from an increase in subcontractor costs related to several large contracts in the industrial and energy industries.

Difficulties in the electricity industry have resulted in a decline in the pace of construction of new power plants. That decline, if it continues, may cause UEI to experience a reduction of net revenue.

Gross Profit. The increase in gross profit was attributable to acquisitions (as described above), which added gross profit of $1.8 million and $3.6 million for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods during 2001. Excluding the gross profit from these acquisitions, gross profit decreased $0.1 million or 2.3%, and $0.6 million or 5.0% for the quarter and six months ended June 30, 2002, respectively, compared to the quarter and six months ended June 30, 2001. The decrease for both periods was primarily due to lower gross profit from one of the Company’s Northern California offices, the Company’s Orange County office, and the Hook operations as mentioned above. These decreases were partially offset by strong gross profits resulting from continued demand for residential real estate in Southern California and increased gross profit related to the industrial and energy industries. As a percentage of net revenue, gross profit decreased to 33.3% and 33.2% for the three and six months ended June 30, 2002, respectively, compared to 35.9% and 35.2% for the three and six months ended June 30, 2001. The percentage decrease was primarily related to lower gross profit as a percent of net revenue related to one of the Company’s Northern California offices, the Company’s Orange

County office, and the Hook operations, partially offset by an increase in gross profit as a percent of net revenue related to the industrial and energy industries. As noted above, due to continuing decline in the pace of construction of new power plants, UEI may experience a reduction in its gross profit in future periods.

Selling, General and Administrative Expenses. The increase in selling, general and administrative expenses for both the three and six months ended June 30, 2002 was primarily attributable to acquisitions and an increase in overall administrative costs when compared to the corresponding prior year periods. As a percentage of net revenue, selling, general and administrative expenses decreased to 20.7% for the second quarter 2002 compared to 21.3% for the second quarter 2001. The percentage decrease resulted primarily from the elimination of goodwill amortization. For the six months ended June 31, 2002, selling, general and administrative expenses as a percentage of net revenue increased to 21.5% compared to 20.6% for the corresponding prior year period. This increase was primarily due to higher overall administrative expenses including those related to the Hook operations and increased travel costs, partially offset by the elimination of goodwill amortization.

Interest Income. The decrease in interest income for the second quarter 2002 was a result of lower yields on cash and securities as compared to the prior year quarter. For the six months ended June 30, 2002, the increase in interest income resulted from an increase in the average balance of cash and securities balance outstanding during 2002 as compared to 2001 due primarily to the net proceeds generated from the Company’s May 2001 secondary offering, partially offset by lower yields on cash and securities.

Interest Expense. The decrease in interest expense for both the three and six months ended June 30, 2002 was primarily attributable to the repayment of a $2.4 million acquisition note in April 2001 and the repayment of the outstanding balance on our line of credit in May 2001.

Income Taxes. The increase in provision for income taxes for both the three and six months ended June 30, 2002 resulted primarily from higher pre-tax income, offset by a lower effective income tax rate due mainly to a diversification of operations to states outside of California that have lower state income tax rates. Accordingly, the effective tax rate has decreased from 40% during the three and six months ended June 30, 2001 to 39% for the three and six months ended June 30, 2002.

Liquidity and Capital Resources

Cash and cash equivalents combined with securities held-to-maturity totaled $19.2 million as of June 30, 2002, compared to $23.7 million as of December 31, 2001. Working capital as of June 30, 2002 was $33.4 million compared to $38.8 million as of December 31, 2001, a decrease of $5.4 million, resulting primarily from cash used to partially finance the acquisition of ALNM Group Inc. Our debt to equity ratio (excluding the effect of issuable common stock) as of June 30, 2002 was 0.03 to 1 compared to 0.04 to 1 as of December 31, 2001.

Cash Flows From Operating Activities. Net cash of approximately $3.7 million provided by operating activities primarily consisted of $3.3 million of net income adjusted for depreciation and amortization expenses of $1.1 million and a decrease of $766,000 of changes in working capital.

Cash Flows From Investing Activities. The Company used approximately $5.6 million in net cash from investing activities. Of this amount, $7.3 million was used to partially finance the purchase of ALNM Group Inc. and $871,000 was used to purchase equipment and leasehold improvements, which amounts were offset by proceeds of $2.5 million resulting from maturing securities.

Cash Flows From Financing Activities. Net cash of approximately $185,000 used in financing activities primarily consisted of principal payments on the company’s debt and capital lease obligations offset partially by proceeds from the exercise of stock options.

In September 2001, we entered into a $10.0 million unsecured line of credit agreement consisting of three components: (i) an acquisition component, (ii) an equipment and vehicle financing component, and (iii) a working capital component. The line of credit provides up to a maximum of $5.0 million to finance acquisitions, up to a maximum of $3.0 million to finance equipment and vehicle purchases, and up to a maximum of $10.0 million less the aggregate outstanding principal balance of the acquisition and equipment and vehicle components for working capital. The line bears interest at either a range of 0.25% below prime to prime, or a range of 1.25% to 1.75% over LIBOR depending on the Company’s ability to meet certain financial covenants. The equipment and vehicle financing components mature in September 2002, while the acquisition and working capital components mature in June 2003. There were no amounts outstanding under this line of credit agreement as of June 30, 2002.

The Company does not hold any derivative financial instruments for trading purposes or otherwise. Furthermore, we have not engaged in energy or commodity trading activities and do not anticipate doing so in the future, nor do we have any transactions involving unconsolidated entities or special purpose entities.

We have not entered into any material related party transactions during 2002 or 2001.

Future Cash Requirements

We expect to fund our liquidity needs primarily from (i) operating cash flows, (ii) existing balances of cash and securities held-to-maturity, and (iii) borrowings under our $10 million unsecured revolving line of credit, which we have not utilized as of June 30, 2002. We believe these sources of funds will be sufficient to provide for our operations and planned capital expenditures and satisfy our scheduled principal and interest payment obligations on our debt and capital lease obligations for the next twelve months. We expect our capital expenditures in fiscal 2002 to range between $1.8 million to $2.5 million.

We also intend to use available liquidity to continue our acquisition strategy. We continue to examine acquisitions of complementary businesses and anticipate that our liquidity will be sufficient to provide for potential acquisitions for the next twelve months. However, the pace and size of acquisitions are difficult to predict. We may complete more or fewer acquisitions than we currently contemplate depending on the opportunities that present themselves, and our cash requirements may change accordingly.

Effect of Recent Accounting Pronouncements

In April 2002 and July 2002, the Financial Accounting Standard Board (“FASB”) issued Statements of Financial Accounting Standard No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”), and No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), respectively. SFAS 145 prescribes amendments to existing pronouncements on accounting for early retirements of debt. The provisions of this statement are effective for financial statements issued on or after May 15, 2002. SFAS 146 addresses issues pertaining to costs associated with exit or disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of these statements will have a material effect on the Company’s financial condition, results of operations or cash flows.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 supersedes Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, and requires (i) the recognition and measurement of the impairment of long-lived assets to be held and used and (ii) the measurement of long-lived assets to be disposed of by sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this standard did not have a material effect on the Company’s financial condition, results of operations or cash flows.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” which is effective January 1, 2002. This statement requires that goodwill and intangible assets with indefinite useful lives no longer be amortized. Therefore, no goodwill amortization expense was incurred during 2002. The Company is required to perform its impairment test annually unless events or circumstances change that would indicate the carrying value of goodwill has been impaired. In addition, in the year of adoption, the Company is also required to perform a transitional test of goodwill for impairment as of January 1, 2002. The Company has completed its transitional impairment testing and no changes to the carrying value of goodwill were made. Accordingly, the adoption of this standard did not have a material effect on the Company’s financial condition, results of operations or cash flows.

Inflation

Although our operations can be influenced by general economic trends, we do not believe that inflation had a significant impact on our results of operations for the periods presented. Due to the short-term nature of most of our contracts, if costs of revenue increase, we will attempt to pass these increases on to our clients.

'

Risk Factors — Risks Related To Our Industries

Our business could suffer if there is a downturn in the real estate market

We estimate that during the first six months of 2002, approximately 60% to 70% of our services were rendered in connection with commercial and residential real estate development projects. Reduced demand in the real estate market would likely decrease the demand for our services. A decrease in the demand for our services could result in cash flow difficulties and potential operating losses for our company.

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

We derive revenue from contracts with government agencies. Any disruption in government funding or in our relationship with those agencies could adversely affect our business

The demand for our services is related to the level of government program funding that is allocated to rebuild and expand the nation’s infrastructure. We believe that the success and further development of our business depend in part upon the continued funding of these government programs and upon our ability to participate in these government programs. We cannot assure that governments will have the available resources to fund these programs, that these programs will continue to be funded even if governments have available financial resources or that we will continue to win government contracts.

Some of these government contracts are subject to renewal or extension annually, so we cannot be assured of our continued work under these contracts in the future. Unsuccessful bidders may protest or challenge the award of these contracts. In addition, government agencies can terminate these contracts at their convenience. As a result, we may incur costs in connection with the termination of these contracts and suffer a loss of business. Also, contracts with government agencies are subject to substantial regulation and an audit of actual costs incurred. Consequently, there may be a downward adjustment in our revenue if actual recoverable costs exceed billed recoverable costs.

We derive revenue from engineering services provided to the energy industry. Continued disruption in the pace of construction for new power plants, cogeneration facilities, and electrical distribution facilities could adversely affect our business.

The demand for our services is related to the level and pace of construction of energy related solutions. We believe that the success and further development of this aspect of our business depend in part upon the continued need and funding of these projects. High energy prices, power shortages, and a pressure at state and federal levels for increased supply resulted in the increased demand for energy related solutions with an unprecedented number of new power plants, cogeneration facilities, and electrical distribution facilities projects announcements in 2001. Some of these energy related solutions have been built or are under construction. However, a weakening economy, lower demand, and a decline in energy prices have caused builders of such energy related solutions to reconsider planned projects. Some have announced downsizing or cancellations of new power plants. A continued decline in the pace of construction of new power plants could have an adverse affect on UEI and its results of operations.

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

If our employees leave our company and join a competitor, we may lose business

Our employees might leave our company and become competitors of ours. If this happens, we may lose some of our existing clients that have formed relationships with our former employees. In addition, we may lose future clients to a former employee as a new competitor. In either event, we could lose clients and revenue.

Terrorism and the uncertainty of war may have a material adverse effect on our operating results

The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, some of which may materially harm our business and revenues. The disruption of our business as a result of these terrorist attacks, including disruptions and deferrals of real estate development projects, had an immediate adverse impact on our business. The long-term effects of the September 11, 2001 attacks on our customers, the market of our common stock, the markets for our services and the U.S. economy are uncertain. The consequences of any terrorist attacks, or any armed conflicts that may result, are unpredictable, and we may not be able to foresee events that could have an adverse effect on our markets, or our business.

Risk Factors — Risks Related To Our Business

Our revenue, income and cash flow could decline if there is a downturn in the California economy or real estate market

We estimate that during the first six months of 2002, 65% of our net revenue was derived from services rendered in California. Poor economic conditions in California may significantly reduce the demand for our services and decrease our revenue and profits. From 1991 to 1996, our business was negatively impacted during the real estate market downturn in Southern California, and we experienced cash flow difficulties and substantial operating losses.

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

If we are unable to successfully implement our acquisition strategy, current expectations of our growth or operating results may not be met

Our growth strategy includes the strategic acquisition of companies that expand our service offerings and geographic presence, including acquisitions that may be larger than our historic acquisitions. If we are unsuccessful in implementing our acquisition strategy, we could fail to achieve the revenue and profitability growth that we currently expect. We may not be successful in implementing our acquisition strategy for a number of reasons, including the following:

•	As the engineering industry consolidates, suitable acquisition candidates are expected to become more difficult to locate and may only be available at an increased price or under terms that are less favorable than are presently available;

•	We may not be able to arrange suitable financing to consummate an acquisition;

•	We may not be successful in integrating an acquired company’s professionals, clientele and culture into ours;

•	We may not be successful in generating the same level of operating performance as an acquired company experienced prior to the acquisition;

•	As we expand our service offerings and geographic presence, we may not be able to maintain the current level of quality of services;

•	We may not be able to maintain our reputation in an acquired entity’s geographic area or service offerings and as a consequence, our ability to attract and retain clients in those or other areas may be negatively impacted;

•	An acquired company may be less profitable than us resulting in reduced profit margins; and

•	The acquisition and subsequent integration of an acquired company may require a significant amount of management’s time diverting their attention from our existing operations and clients, which could result in the loss of key employees or clients.

We could lose money if we fail to accurately estimate our costs on fixed-price contracts or contracts with not-to-exceed provisions

We expect to perform services under contracts that may limit our profitability. Under fixed-price contracts we perform services at a stipulated price. Under time-and-materials contracts with not-to-exceed provisions, we are reimbursed for the number of labor hours expended at an established hourly rate plus the cost of materials incurred, subject however, to a stated maximum dollar amount for the services to be provided under the contract. In both of these types of contracts, we agree to provide our services based on our estimate of the costs a particular project will involve. Our estimates are not always accurate. Underestimation of costs for these types of contracts may cause us to incur losses or result in a project not being as profitable as we expected. We may fail to estimate costs accurately for a number of reasons, including:

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

We currently maintain general liability insurance, umbrella and professional liability insurance. Claims may be made against us which exceed the limits of these policies, in which case we would be liable to pay these claims from our assets. These policies are “claims made” policies and only claims made during the term of the policy are covered. If we terminate our policies and do not obtain retroactive coverage, we would be uninsured for claims made after termination even if these claims are based on events or acts that occurred during the term of the policy. Our insurance policies typically have various exceptions to the claims covered and also require us to assume some costs of the claim even though a portion of the claim may be covered, resulting in potential liability to us. Further, our expansion into new services or geographic areas could result in our failure to obtain coverage for these services or areas, or the coverage being offered may be at a higher cost than our current coverage. Due to the current insurance environment, we have experienced and may continue to experience an increase in our insurance premiums. We may not be able to pass these increases on to our clients in increased billing rates.

If we are unable to engage qualified subcontractors, we may lose projects, revenue and clients

We often contract with outside companies to perform designated portions of the services we perform for our clients. If we are unable to engage subcontractors, our ability to perform under some of our contracts may be impeded and the quality of our service may decline. As a consequence, we may lose projects, revenue and clients. For the six months ended June 30, 2002, subcontractor costs accounted for approximately 21% of our net revenue.

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

Risk Factors — Risks Related To Ownership of Our Stock

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

Insiders have substantial control over us, which could limit your ability to influence the outcome of key transactions

Our executive officers and directors, in the aggregate, hold approximately 18% of our outstanding common stock. These shareholders, if they act together, can have significant influence over most matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions.

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

Shares of our common stock eligible for public sale could cause the market price of our stock to drop, even if our business is doing well

We currently have approximately 7.3 million shares of common stock outstanding. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price for our common stock. Certain shareholders hold large amounts of shares which they are able to sell in the public market. Significant sales of these shares could cause the market price of our common stock to decline regardless of the performance of our business. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We could be exposed to interest rate changes primarily as a result of our securities held-to-maturity, line of credit and long-term debt, which are used to maintain liquidity and to fund capital expenditures and our expansion. The Company intends to hold all of its securities until maturity, and therefore, should not bear any interest rate risk due to early disposition. Due to the relatively immaterial levels of our current borrowings, our earnings and cash flows should not be materially impacted by changes in interest rates. Promissory notes delivered in connection with our acquisitions have generally been at fixed rates. Our bank line of credit is based on variable interest rates and is therefore affected by changes in market rates. We do not enter into derivative or interest rate hedging transactions.

The table below presents the principal amounts of securities held-to-maturity, weighted average interest rates, fair values and other items required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes as of June 30, 2002.

						Fair
	2002	2003	2004	2005	Total	Value(1)

Securities held-to-maturity (non-trading)	$4,683,000	$4,353,000	—	—	$9,036,000	$9,040,000
Weighted average interest rate(2)	2.23%	2.34%	—	—	2.28%	2.28%

(1)	The fair value for securities held-to-maturity was based on the quoted market price of such securities as of June 30, 2002.

(2)	Approximately 61% of the Company’s securities held-to-maturity are invested in bonds that are exempt from federal taxes. The weighted average interest rate shown above is a combination of a pre-tax interest rate for taxable securities and an after tax interest rate for tax-exempt securities.

As the table incorporates only those exposures that existed as of June 30, 2002, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented in the table has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on those exposures or positions that arise during the period and interest rates.

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

Item 2. Changes In Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On May 21, 2002, we held our annual meeting of the shareholders. At this meeting, our shareholders were asked to vote on two matters:

•	the election of six directors; and

•	the ratification of the appointment of KPMG LLP as our independent auditors for fiscal 2002.

Of the total outstanding shares, 7,313,202 or 86.95%, were voted.

The first item presented for a vote before our shareholders was the re-election of our six directors. Set forth below is information with respect to the nominees elected as directors at the annual meeting and the votes cast for, against and/or withheld with respect to each such nominee.

Individual	For	Against	Withheld

Aram H. Keith	6,214,946	0	143,827
Gary C. Campanaro	6,215,046	0	143,727
Eric C. Nielsen	6,214,846	0	143,927
George Deukmejian	6,356,021	0	2,752
Christine Diemer Iger	6,355,791	0	2,982
Edward R. Muller	6,355,466	0	3,307

There were no broker non-votes in connection with this proposal.

The second item presented for a vote before the shareholders was the ratification of the appointment of KPMG LLP as our independent auditors for fiscal 2002. Of the votes received, 6,279,289 were in favor of the proposal, 73,850 were against, and 5,634 were withheld. There were no broker non-votes in connection with this proposal.

There were no other matters submitted for a vote of our shareholders during the period covered by this report.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

Number

99.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*
99.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*
99.3	Press release announcing 2002 second quarter results dated August 7, 2002.*

*	filed herewith

     (b)  Reports on Form 8-K

            None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 13, 2002	THE KEITH COMPANIES, INC.

By:	/s/ Aram H. Keith
Aram H. Keith Chairman of the Board of Directors and Chief Executive Officer

By:	/s/ Gary C. Campanaro
Gary C. Campanaro Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit
Number	Description
99.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*
99.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*
99.3	Press release announcing 2002 second quarter results dated August 7, 2002.*

*	filed herewith