Form 10-Q
period 2002-09-30
KEITH COMPANIES INC
filed 2002-11-12
CIK 1080922

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
Commission File Number 0-26561

THE KEITH COMPANIES, INC.

(Exact name of registrant as specified in its charter)

California	33-0203193

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19 TECHNOLOGY DRIVE, IRVINE, CALIFORNIA 92618

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (949) 923-6000

2955 RED HILL AVENUE, COSTA MESA, CALIFORNIA 92626

(Former address of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [   ]

The number of outstanding shares of the registrant’s common stock as of October 28, 2002 was 7,495,998.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	December 31,
	2002	2001

Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$15,691,000	$12,212,000
Securities held-to-maturity	5,527,000	11,521,000
Contracts and trade receivables, net of allowance for doubtful accounts of $1,573,000 and $951,000 at September 30, 2002 and December 31, 2001, respectively	20,187,000	18,618,000
Costs and estimated earnings in excess of billings	12,115,000	8,270,000
Prepaid expenses and other current assets	1,062,000	1,458,000

Total current assets	54,582,000	52,079,000

Equipment and leasehold improvements, net	4,851,000	4,921,000
Goodwill, net of accumulated amortization of $761,000 at September 30, 2002 and December 31, 2001	21,954,000	14,252,000
Other assets	344,000	240,000

Total assets	$81,731,000	$71,492,000

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$61,000	$459,000
Trade accounts payable	2,609,000	2,376,000
Accrued employee compensation	4,370,000	3,091,000
Current portion of deferred tax liabilities	3,676,000	2,028,000
Other accrued liabilities	4,775,000	2,961,000
Billings in excess of costs and estimated earnings	1,256,000	2,383,000

Total current liabilities	16,747,000	13,298,000
Long-term debt and capital lease obligations, less current portion	26,000	1,453,000
Issuable common stock	3,467,000	1,512,000
Deferred tax liabilities	1,092,000	1,271,000
Accrued rent	252,000	225,000

Total liabilities	21,584,000	17,759,000

Shareholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value. Authorized 100,000,000 shares at September 30, 2002 and December 31, 2001; issued and outstanding 7,354,139 and 7,309,684 shares at September 30, 2002 and December 31, 2001, respectively	7,000	7,000
Additional paid-in capital	42,402,000	42,096,000
Retained earnings	17,738,000	11,630,000

Total shareholders’ equity	60,147,000	53,733,000

Total liabilities and shareholders’ equity	$81,731,000	$71,492,000

See accompanying notes to the consolidated financial statements.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2002	2001	2002	2001

Gross revenue	$28,342,000	$18,685,000	$83,173,000	$56,626,000
Subcontractor costs	3,328,000	1,212,000	12,706,000	4,814,000

Net revenue	25,014,000	17,473,000	70,467,000	51,812,000
Costs of revenue	16,037,000	11,232,000	46,387,000	33,485,000

Gross profit	8,977,000	6,241,000	24,080,000	18,327,000
Selling, general and administrative expenses	5,270,000	3,614,000	15,044,000	10,674,000

Income from operations	3,707,000	2,627,000	9,036,000	7,653,000
Interest income	87,000	227,000	304,000	378,000
Interest expense (income), net	(114,000)	28,000	(48,000)	237,000
Other expenses (income), net	(668,000)	12,000	(625,000)	44,000

Income before provision for income taxes	4,576,000	2,814,000	10,013,000	7,750,000
Provision for income taxes	1,785,000	1,126,000	3,905,000	3,100,000

Net income	$2,791,000	$1,688,000	$6,108,000	$4,650,000

Earnings per share data:
Basic	$0.38	$0.23	$0.83	$0.73

Diluted	$0.35	$0.22	$0.78	$0.67

Weighted average number of shares outstanding:
Basic	7,346,326	7,318,645	7,326,887	6,368,648

Diluted	7,936,546	7,778,457	7,871,862	6,892,988

See accompanying notes to the consolidated financial statements.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,

	2002	2001

Cash flows from operating activities:
Net income	$6,108,000	$4,650,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,702,000	1,708,000
Loss on sale/impairment of equipment	139,000	17,000
Reduction in purchase price of acquired companies	(769,000)	—
Tax benefit from exercise of stock options	73,000	600,000
Changes in operating assets and liabilities, net of effects from acquisitions:
Contracts and trade receivables, net	1,952,000	168,000
Costs and estimated earnings in excess of billings	(3,265,000)	(2,486,000)
Prepaid expenses and other assets	389,000	(165,000)
Trade accounts payable and accrued liabilities	1,967,000	674,000
Billings in excess of costs and estimated earnings	(1,058,000)	74,000

Net cash provided by operating activities	7,238,000	5,240,000

Cash flows from investing activities:
Net cash expended for acquisition	(7,987,000)	(3,465,000)
Additions to equipment and leasehold improvements	(1,354,000)	(1,379,000)
Proceeds from (purchase of) securities held-to-maturity	5,994,000	(12,556,000)
Proceeds from sales of equipment	129,000	20,000

Net cash used in investing activities	(3,218,000)	(17,380,000)

Cash flows from financing activities:
Payments on line of credit, net	—	(2,294,000)
Principal payments on long-term debt and capital lease obligations, including current portion	(688,000)	(3,399,000)
Repurchase of common stock	—	(433,000)
Proceeds from exercise of stock options	147,000	583,000
Net proceeds from stock offering	—	27,935,000

Net cash (used in) provided by financing activities	(541,000)	22,392,000

Net increase in cash and cash equivalents	3,479,000	10,252,000
Cash and cash equivalents, beginning of period	12,212,000	1,043,000

Cash and cash equivalents, end of period	$15,691,000	$11,295,000

See supplemental cash flow information at Note 7.

See accompanying notes to the consolidated financial statements.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The accompanying consolidated balance sheet as of September 30, 2002, and the consolidated statements of income for the three and nine months ended September 30, 2002 and 2001, and the consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001, are unaudited and in the opinion of management include all material adjustments necessary to present fairly the information set forth therein, which consist solely of normal recurring adjustments. All significant intercompany transactions have been eliminated and certain reclassifications have been made to prior periods’ consolidated financial statements to conform to the current period presentation. The results of operations for these interim periods are not necessarily indicative of results for the full year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of The Keith Companies, Inc. (together with its subsidiaries, the “Company” or “TKCI”) for the year ended December 31, 2001 as certain disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

2.	Per Share Data

Basic earnings per share (“EPS”) is computed by dividing net income during the period by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income during the period by the weighted average number of shares that would have been outstanding assuming the issuance of dilutive potential common shares as if outstanding during the reporting period, net of shares assumed to be repurchased using the treasury stock method. In conjunction with certain acquisitions, the Company agreed to pay consideration consisting of shares of its common stock. As a result, the Company estimated and included 356,901 and 291,373 weighted average contingently issuable shares in its diluted EPS computation for the three and nine months ended September 30, 2002, respectively, and 167,196 and 160,512 weighted average contingently issuable shares for the three and nine months ended September 30, 2001, respectively.

The following is a reconciliation of the denominator for the basic EPS computation to the denominator of the diluted EPS computation:

	For the Three Months		For the Nine Months Ended
	Ended September 30,		September 30,

	2002	2001	2002	2001

Weighted average shares used for the basic EPS computation	7,346,326	7,318,645	7,326,887	6,368,648
Incremental shares from the assumed exercise of dilutive stock options and stock warrants and contingently issuable shares	590,220	459,812	544,975	524,340

Weighted average shares used for the diluted EPS computation	7,936,546	7,778,457	7,871,862	6,892,988

There were 174,468 and 129,548 anti-dilutive weighted potential common shares excluded from the above calculations for the three and nine months ended September 30, 2002, respectively, and 113,310 and 11,156 for the three and nine months ended September 30, 2001, respectively.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

3.	Adoption of New Accounting Pronouncement

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142. Under the new standard, goodwill is no longer amortized. Therefore, no goodwill amortization expense was incurred during the nine months ended September 30, 2002. Beginning January 1, 2002, goodwill is required to be tested for impairment on an annual basis, and is required to be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. The table below shows the as adjusted effect on net income, basic earnings per share and diluted earnings per share had SFAS No. 142, which eliminated goodwill amortization, been applied in 2001:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income:
Reported net income	$2,791,000	$1,688,000	$6,108,000	$4,650,000
Add back: Goodwill amortization (net of income taxes)	—	63,000	—	192,000

Adjusted net income	$2,791,000	$1,751,000	$6,108,000	$4,842,000

Basic earnings per share:
Reported basic earnings per share	$0.38	$0.23	$0.83	$0.73
Add back: Goodwill amortization (net of income taxes)	—	0.01	—	0.03

Adjusted basic earnings per share	$0.38	$0.24	$0.83	$0.76

Diluted earnings per share:
Reported diluted earnings per share	$0.35	$0.22	$0.78	$0.67
Add back: Goodwill amortization (net of income taxes)	—	0.01	—	0.03

Adjusted diluted earnings per share	$0.35	$0.23	$0.78	$0.70

For financial reporting purposes, the Company has grouped its operations into two primary reportable segments: Real Estate Development and Public Works/Infrastructure (“REPWI”) and Industrial/Energy (“IE”). The changes in the carrying amount of goodwill as reported by each reportable segment for the nine months ended September 30, 2002 are as follows:

	REPWI	IE	Total

Balance as of January 1, 2002	$10,457,000	$3,795,000	$14,252,000
Goodwill generated during period	8,421,000	—	8,421,000
Purchase price adjustments	(349,000)	(370,000)	(719,000)

Balance as of September 30, 2002	$18,529,000	$3,425,000	$21,954,000

The Company has completed its transitional impairment testing and no changes to the carrying value of goodwill were made as a result of the adoption of SFAS No. 142. Subsequent impairment testing will take place annually as well as when a triggering event indicating impairment may have occurred.

4.	Acquisition Activity

ALNM Group, Inc.

Effective March 1, 2002, the Company acquired all the outstanding shares of common stock of ALNM Group, Inc. (“ALNM”) for an estimated purchase price of $11.0 million. The results of ALNM’s operations have been included in the consolidated financial statements since March 2002. ALNM, based in Michigan, specializes in government services, with expertise in environmental, civil, mechanical and electrical engineering as well as planning and surveying. The acquisition expanded TKCI’s geographic coverage and enhanced TKCI’s array of services it offers

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

to clients in the public works and infrastructure industries. The purchase price consisted of $7.7 million in cash and $3.3 million, which is to be paid out in our common stock and is subject to certain adjustments as set forth in the purchase agreement.

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

Other Acquisition Activity

In July 2002, the Company entered into a modification agreement relating to the acquisition of Hook & Associates Engineering, Inc. Under this agreement, the following obligations have been terminated: a $1,300,000 acquisition note payable and $700,000 in issuable common stock. Also under this agreement, the Company paid $660,000 and may pay up to an additional $420,000 if certain future conditions are met. This transaction resulted in the Company reducing goodwill and interest expense by $282,000 and $130,000 respectively, and increasing other income by $379,000.

In July 2002, the Company exercised certain provisions under the purchase agreement related to the Crosby, Mead and Benton acquisition which allowed the Company to reduce the purchase price and resulted in the cancellation of an obligation to issue $559,000 in common stock. This transaction resulted in the Company reducing goodwill by $220,000 and increasing other income by $308,000.

5.	Indebtedness

In September 2001, the Company entered into a $10.0 million unsecured line of credit agreement consisting of three components: (i) an acquisition component, (ii) an equipment and vehicle financing component, and (iii) a working capital component. The line provides up to a maximum of $5.0 million to finance acquisitions, up to a maximum of $3.0 million to finance equipment and vehicle purchases and up to a maximum of $10.0 million less the aggregate outstanding principal balance of the acquisition, and equipment and vehicle components for working capital. The line bears interest at either a range of 0.25% below prime to prime, or a range of 1.25% to 1.75% over LIBOR depending on the Company’s ability to meet certain financial covenants. In September 2002, the line of credit was amended to extend the maturity on the equipment and vehicle financing components from September 2002 to September 2003, and to extend the maturity on the acquisition and working capital components from June 2003 to June 2004. There were no amounts outstanding under this line of credit agreement as of September 30, 2002.

6.	Segment and Related Information

The Company evaluates performance and makes resource allocation decisions based on the overall type of services provided to customers. For financial reporting purposes, the Company has grouped its operations into two primary reportable segments: Real Estate Development and Public Works/Infrastructure (“REPWI”) and Industrial/Energy

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

(“IE”). The REPWI segment primarily provides engineering and consulting services for the development of both private projects (such as residential communities, commercial and industrial properties and recreational projects), and public works/infrastructure projects (such as transportation and water/sewage facilities). The IE segment provides the technical expertise and management required to design and test manufacturing facilities and processes and to facilitate the construction, through design, testing, and startup support, of primary and alternate electrical power systems for power generators and large scale power consumers.

ALNM, which was acquired in March 2002, is reported as part of the Company’s REPWI segment.

The following tables set forth certain information regarding the Company’s reportable segments for the three and nine months ended September 30, 2002 and 2001:

For the Three Months Ended September 30, 2002

			Corporate
	REPWI	IE	Costs	Consolidated

Net revenue	$19,416,000	$5,598,000	$—	$25,014,000
Income from operations	$4,346,000	$1,268,000	$(1,907,000)	$3,707,000
Identifiable assets	$71,100,000	$10,631,000	$—	$81,731,000

For the Three Months Ended September 30, 2001

			Corporate
	REPWI	IE	Costs	Consolidated

Net revenue	$16,357,000	$1,116,000	$—	$17,473,000
Income (loss) from operations	$4,235,000	$145,000	$(1,753,000)	$2,627,000
Identifiable assets	$62,211,000	$4,087,000	$—	$66,298,000

For the Nine Months Ended September 30, 2002

			Corporate
	REPWI	IE	Costs	Consolidated

Net revenue	$53,932,000	$16,535,000	$—	$70,467,000
Income from operations	$11,233,000	$3,624,000	$(5,821,000)	$9,036,000

For the Nine Months Ended September 30, 2001

			Corporate
	REPWI	IE	Costs	Consolidated

Net revenue	$48,504,000	$3,308,000	$—	$51,812,000
Income from operations	$12,212,000	$167,000	$(4,726,000)	$7,653,000

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

7.	Supplemental Cash Flow Information

	For the Nine Months
	Ended September 30,

	2002	2001

Supplemental disclosure of cash flow information:
Cash paid for interest	$33,000	$242,000

Cash paid for income taxes	$1,969,000	$1,384,000

Noncash financing and investing activities:
Purchase price adjustment to goodwill	$719,000	$—

Cancellation of note payable	$1,300,000	$—

Cancellation of issuable common stock	$1,259,000	$—

Issuable common stock issued	$85,000	$500,000

The acquisition of ALNM in 2002 and Hook Associates Engineering, Inc. and Pacific Engineering Corporation in 2001 resulted in the following increases, prior to any purchase price adjustments:

	ALNM	Hook & PEC

Contracts and trade receivables	$(3,208,000)	$(2,736,000)
Costs and estimated earnings in excess of billings	(843,000)	(129,000)
Prepaid expenses and other current assets	(124,000)	(35,000)
Equipment and leasehold improvements	(492,000)	(716,000)
Goodwill	(8,421,000)	(4,440,000)
Other assets	(87,000)	(17,000)
Trade accounts payable and accrued liabilities	1,046,000	1,411,000
Issuable common stock	3,300,000	1,200,000
Deferred tax liabilities	1,532,000	—
Line of credit	—	269,000
Billing in excess of costs and estimated earnings	—	198,000
Long term debt, including current portion	—	1,530,000

Net cash expended for acquisition	$(7,297,000)	$(3,465,000)

8.	Subsequent Events

In October 2002, the Company made a decision to close one of its Hook offices, which is located in Colorado, primarily resulting from lower than expected operating results and continuing difficult market conditions. Net revenue generated from this office approximated $108,000 and $571,000 for the quarter and nine months ended September 30, 2002, respectively, while the office incurred a loss from operations of $306,000 and $695,000 for the quarter and the nine months ended September 30, 2002, respectively. The Company plans to physically shut down this office by the end of December 2002.

In November 2002, the Company issued a 12 month letter of credit for $1.3 million securing a facility lease in Irvine, California relating to the Company’s Orange County, Tettemer and Corporate divisions.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes included elsewhere in this Form 10-Q and the Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed by the Company. This Form 10-Q contains certain forward-looking statements, including among others:

•	forecasts of earnings, revenue or other financial items;

•	anticipated growth in the real estate development, public works/infrastructure and the industrial/energy industry;

•	anticipated growth and economic expansion in the United States;

•	our business strategy for expanding our presence in these industries;

•	anticipated trends in our financial condition and results of operations;

•	anticipated growth in the pace and size of our acquisitions;

•	anticipated impact of future acquisitions on the condition of our business by industry and geographic location;

•	the long-term nature of our projects;

•	our ability to attract and retain employees;

•	our business strategy for integrating businesses that we acquire;

•	our ability to sustain our growth and profitability; and

•	our ability to distinguish ourselves from our current and future competitors.

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

The forward-looking information set forth in this Form 10-Q is as of November 11, 2002 and we undertake no duty to update this information. Should events occur subsequent to this date that make it necessary to update the forward-looking information contained in this Form 10-Q, the updated forward-looking information will be filed with the Securities and Exchange Commission in a Report of Form 8-K, which will be available on the Securities and Exchange Commission’s web site at www.sec.gov.

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

Impact of Our Industry Diversification Strategy

To help reduce our susceptibility to economic cycles affecting the real estate development industry, we intend to continue expanding our work in the public works/infrastructure, and the industrial/energy industries. For the nine months ended September 30, 2002, net revenues derived from the real estate industry was approximately 65%, down from approximately 80% for the same period in 2001. We believe that among other business initiatives, our acquisition strategy may play a significant role in contributing to this objective. The acquisitions of Pacific Engineering Corporation and Universal Energy Inc. during 2001, ALNM Group, Inc. in March 2002 and anticipated future acquisitions, many of which may include engineering services outside of the real estate development industry, may have a significant impact on our future net revenue mix. Due to these acquisitions, we anticipate that our margins may be affected by the decreased business concentration from the real estate development industry which has historically yielded higher margins than services provided to the public works/infrastructure and industrial/energy industries.

Recent Events

In October 2002, the Company made a decision to close one of its Hook offices, which is located in Colorado, primarily resulting from lower than expected operating results and continuing difficult market conditions. Net revenue generated from this office approximated $108,000 and $571,000 for the quarter and nine months ended September 30, 2002, respectively, while the office incurred a loss from operations of $306,000 and $695,000 for the quarter and nine months ended September 30, 2002, respectively. The Company plans to physically shut down this office at the end of December 2002.

In July 2002, the Company entered into a modification agreement relating to the acquisition of Hook & Associates Engineering, Inc. Under this agreement, the following obligations have been terminated: a $1,300,000 acquisition note payble and $700,000 in issuable common stock. Also under this agreement, the Company paid $660,000 and may pay up to an additional $420,000 if certain future conditions are met.

In July 2002, the Company exercised certain provisions under the purchase agreement related to the Crosby, Mead and Benton acquisition which allowed the Company to reduce the purchase price and resulted in the cancellation of an obligation to issue $559,000 in common stock.

Results of Operations

The following table sets forth certain components of the Company’s unaudited consolidated statements of income for each of the periods presented as a percentage of net revenue:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Gross revenue	113.3%	106.9%	118.0%	109.3%
Subcontractor costs	13.3	6.9	18.0	9.3

Net revenue	100.0	100.0	100.0	100.0
Costs of revenue	64.1	64.3	65.8	64.6

Gross profit	35.9	35.7	34.2	35.4
SG&A expenses	21.1	20.7	21.4	20.6

Income from operations	14.8	15.0	12.8	14.8
Interest income	0.3	1.4	0.4	0.8
Interest expense (income), net	(0.5)	0.2	(0.1)	0.5
Other expenses (income), net	(2.7)	0.1	(0.9)	0.1

Income before income taxes	18.3	16.1	14.2	15.0
Provision for income taxes	7.1	6.4	5.5	6.0

Net income	11.2%	9.7%	8.7%	9.0%

The following table sets forth certain components of the Company's unaudited consolidated statements of income for each of the periods presented and includes the dollar and percentage change compared to the prior year period:

	For the Three Months Ended September 30, (dollars in thousands)				For the Nine Months Ended September 30, (dollars in thousands)

			$	%			$	%
	2002	2001	Change	Change	2002	2001	Change	Change

Gross revenue	$28,342	$18,685	$9,657	51.7%	$83,173	$56,626	$26,547	46.9%
Subcontractor costs	3,328	1,212	2,116	174.6	12,706	4,814	7,892	163.9

Net revenue	25,014	17,473	7,541	43.2	70,467	51,812	18,655	36.0
Costs of revenue	16,037	11,232	4,805	42.8	46,387	33,485	12,902	38.5

Gross profit	8,977	6,241	2,736	43.8	24,080	18,327	5,753	31.4
SG&A expenses	5,270	3,614	1,656	45.8	15,044	10,674	4,370	40.9

Income from operations	3,707	2,627	1,080	41.1	9,036	7,653	1,383	18.1
Interest income	87	227	(140)	(61.7)	304	378	(74)	(19.6)
Interest expense (income), net	(114)	28	(142)	(507.1)	(48)	237	(285)	(120.3)
Other expenses (income), net	(668)	12	(680)	(5666.7)	(625)	44	(669)	(1520.5)

Income before taxes	4,576	2,814	1,762	62.6	10,013	7,750	2,263	29.2
Provision for income taxes	1,785	1,126	659	58.5	3,905	3,100	805	26.0

Net income	$2,791	$1,688	$1,103	65.3%	$6,108	$4,650	$1,458	31.4%

Three and Nine Months Ended September 30, 2002 and September 30, 2001

Net Revenue. The growth in net revenue for both the quarter and the nine months ended September 30, 2002 resulted primarily from acquisitions. Acquired companies contributed $6.9 million and $18.6 million for the quarter and nine months ended September 30, 2002, respectively. The acquired companies mainly contributing to this net revenue growth include, Pacific Engineering Corporation, Universal Energy Inc., and ALNM Group, Inc., whose operations have been included in the consolidated financial statements since October 2001, December 2001 and March 2002, respectively. Excluding the net revenue from these acquisitions, net revenue increased by $0.6 million, or 3.6%, and $0.1 million, or 0.2%, for the quarter and nine months ended September 30, 2002, respectively, compared to the corresponding prior year periods. The increase for both periods, excluding acquisitions, primarily resulted from (i) a strong Southern California real estate market, which continued to experience an increase in demand for residential real estate, and (ii) higher net revenue derived from the Company’s industrial and energy industries and water resource services. These increases were partially offset by the following main items: (i) lower revenue generated from the Hook operations which was mainly due to changes in management, reduced activity, and rework performed on certain contracts for which we recognized reduced revenue when compared to what we customarily recognize, and (ii) a decrease in the total number of billable hours by the Company’s Orange County office resulting mainly from a continued weak commercial and industrial real estate market. Subcontractor costs, as a percentage of net revenue, increased to 13.3% and 18.0% for the three and nine months ended September 30, 2002, respectively, compared to 6.9% and 9.3% for the three and nine months ended September 30, 2001. The percentage increase resulted largely from an increase in subcontractor costs related to several large contracts in the industrial and energy industries.

Difficulties in the electricity industry have resulted in a decline in the pace of construction of new power plants. This decline has not materially impacted the net revenue of Universal Energy, Inc. (“UEI”) during the three and nine months ended September 30, 2002. However, if this decline continues, it may cause UEI to experience a reduction of net revenue and therefore also a reduction in net income.

Gross Profit. The increase in gross profit was mainly attributable to acquisitions (as described above). Excluding the gross profit from these acquisitions, gross profit increased $0.5 million, or 7.5%, for the quarter ended September 30, 2002 compared to the 2001 period. This increase was primarily attributable to strong gross profits resulting from continued demand for residential real estate in Southern California, and higher gross profit generated from the Company’s industrial/energy industries and water resource services, all of which were partially offset by lower gross profit from one of the Company’s Northern California offices due to decreased activity on several large projects with high billing/contract rates, and lower gross profits from the Hook operations as mentioned above.

Excluding the gross profit from acquisitions, gross profit for the nine months ended September 30, 2002 decreased $0.1 million, or 0.8%, compared to the corresponding prior year period. This decrease was primarily due to lower gross profit from one of the Company’s Northern California offices, the Company’s Orange County office, and the Hook operations, partially offset by the continued demand for residential real estate in Southern California and increases in the industrial and energy industries and water resource services, as mentioned above.

As a percentage of net revenue, gross profit increased to 35.9% for the quarter compared to 35.7% for the quarter ended September 30, 2001. This percentage increase was primarily related to higher gross profit margins from the Company’s Southern California residential real estate services and its water resource services, and stronger gross margins from the Company’s industrial/energy industries. This was partially offset by lower gross profit from one of the Company’s Northern California offices as well as the Hook operations.

For the nine months ended September 30, 2002, gross profit as a percentage of net revenue decreased to 34.2% from 35.4% in the corresponding prior year period. This percentage decrease was primarily attributable to lower gross profit as a percentage of net revenue related to one of the Company’s Northern California offices as well as the Hook operations, partially offset by an increase in gross margins related to the Company’s Southern California residential real estate services and strong margins related to the industrial and energy industries and water resource services.

As noted above, due to a continuing decline in the pace of construction of new power plants, UEI may experience a reduction in its gross profit in future periods. The decline in the pace of new power plant construction did not materially impact the gross profits of UEI during the three and nine months ended September 30, 2002. However, if this decline continues, it may cause UEI to experience a reduction of gross profits and therefore also a reduction in net income.

Selling, General and Administrative Expenses. The increase in selling, general and administrative expenses for both the three and nine months ended September 30, 2002 was primarily attributable to acquisitions and an increase in the provision for doubtful accounts when compared to the corresponding prior year periods. Acquired companies contributed $1.1 million and $3.2 million of selling, general and administrative expenses during the three and nine months ended September 30, 2002, respectively. As a percentage of net revenue, selling, general and administrative expenses increased to 21.1% for the third quarter 2002 compared to 20.7% for the third quarter 2001. The percentage increase was primarily due to an increase in provision for doubtful accounts and an estimated $108,000 impairment charge related to certain long-lived assets resulting from the Company’s decision in October 2002 to shut down the Hook office located in Colorado. This increase was partially offset by lower corporate administrative cost coupled with the elimination of goodwill amortization.

For the nine months ended September 30, 2002, selling, general and administrative expenses as a percentage of net revenue increased to 21.4% compared to 20.6% for the corresponding prior year period. This increase was primarily due to an increase in the provision for doubtful accounts, partially offset by the elimination of goodwill amortization.

Interest Income. The decrease in interest income for the third quarter 2002 was a result of lower yields and a lower average balance of cash and securities as compared to the prior year quarter. For the nine months ended September 30, 2002, the decrease in interest income resulted primarily from lower yields on cash and securities.

Interest Expense. The decrease in interest expense for both the three and nine months ended September 30, 2002 is primarily attributable to a $130,000 reduction of interest expense associated with the acquisition modification agreement related to Hook & Associates Engineering Inc. which resulted in the cancellation of a $1.3 million acquisition note payable.

Other Income. The increase in other income for both the three and nine months ended September 30, 2002 is primarily associated with $687,000 resulting from a purchase price adjustment in connection with the acquisition of Crosby, Mead and Benton and Hook & Associates Engineering Inc.

Income Taxes. The increase in provision for income taxes for both the three and nine months ended September 30, 2002 resulted primarily from higher pre-tax income, offset by a lower effective income tax rate due mainly to a diversification of operations to states outside of California that have lower state income tax rates. Accordingly, the effective tax rate has decreased from 40% during the three and nine months ended September 30, 2001 to 39% for the three and nine months ended September 30, 2002.

Liquidity and Capital Resources

Cash and cash equivalents combined with securities held-to-maturity totaled $21.2 million as of September 30, 2002, compared to $23.7 million as of December 31, 2001. Working capital as of September 30, 2002 was $37.8 million compared to $38.8 million as of December 31, 2001. Our debt to equity ratio (excluding the effect of issuable common stock) as of September 30, 2002 was 0.001 to 1 compared to 0.04 to 1 as of December 31, 2001.

Cash Flows From Operating Activities. Net cash of approximately $7.2 million provided by operating activities primarily consisted of $6.1 million of net income adjusted for depreciation and amortization expenses of $1.7 million, offset by $769,000 of other income resulting from the purchase price reductions associated with the Crosby, Mead, Benton and Hook & Associates Engineering Inc. acquisitions.

Cash Flows From Investing Activities. The Company used approximately $3.2 million in net cash from investing activities. Of this amount, $7.3 million was used to partially finance the purchase of ALNM Group Inc., $700,000 was paid in accordance with the applicable agreements related to the acquisition of Hook & Associates Engineering and Crosby, Mead, Benton and Associates, and $1.4 million was used to purchase equipment and leasehold improvements, all of which amounts were offset by proceeds of $6.0 million resulting from maturing securities.

Cash Flows From Financing Activities. Net cash of approximately $541,000 used in financing activities primarily consisted of principal payments on the Company’s debt and capital lease obligations offset partially by proceeds from the exercise of stock options.

In September 2001, we entered into a $10.0 million unsecured line of credit agreement consisting of three components: (i) an acquisition component, (ii) an equipment and vehicle financing component, and (iii) a working capital component. The line provides up to a maximum of $5.0 million to finance acquisitions, up to a maximum of $3.0 million to finance equipment and vehicle purchases and up to a maximum of $10.0 million less the aggregate outstanding principal balance of the acquisition, and equipment and vehicle components for working capital. The line bears interest at either a range of 0.25% below prime to prime, or a range of 1.25% to 1.75% over LIBOR depending on the Company’s ability to meet certain financial covenants. In September 2002, the line of credit was amended to extend the maturity on the equipment and vehicle financing components from September 2002 to September 2003, and to extend the maturity on the acquisition and working capital components from June 2003 to June 2004. There were no amounts outstanding under this line of credit agreement as of September 30, 2002.

In July 2002, we entered into a modification agreement relating to the acquisition of Hook & Associates Engineering Inc. Under this agreement, the following obligations have been terminated: a $1,300,000 acquisition note payable and $700,000 in issuable common stock. Also under this agreement, the Company paid $660,000 and may pay up to an additional $420,000 if certain future conditions are met.

In July 2002, we exercised certain provisions under the purchase agreement related to the Crosby, Mead and Benton acquisition which allowed us to reduce the purchase price and resulted in the cancellation of an obligation to issue $559,000 in common stock.

In November 2002, we issued a 12 month $1.3 million letter of credit securing a facility lease in Irvine, California relating to the Company’s Orange County, Tettemer and Corporate divisions.

There have been no significant changes to our contractual obligations or commitments from those disclosed in our most recently filed Form 10-K other than a new facility lease, effective November 2002, relating to the Company’s Orange County office, as mentioned above. This 64,000 square foot facility, located in Irvine, California, is an 84 month operating lease with an average monthly rent payment of approximately $90,000.

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

Future Cash Requirements

We expect to fund our liquidity needs primarily from (i) operating cash flows, (ii) existing balances of cash and securities held-to-maturity, and (iii) borrowings under our $10 million unsecured revolving line of credit, which we have not utilized as of September 30, 2002. We believe these sources of funds will be sufficient to provide for our operations and planned capital expenditures and satisfy our scheduled principal and interest payment obligations on our debt and capital lease obligations for the next twelve months. We expect our capital expenditures in fiscal 2002 to range between $1.8 million to $2.2 million.

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

Risk Factors – Risks Related To Our Industries

Our business could suffer if there is a downturn in the real estate market

We estimate that during the first nine months of 2002, approximately 65% of our services were rendered in connection with commercial and residential real estate development projects. Reduced demand in the real estate market would likely decrease the demand for our services. A decrease in the demand for our services could result in cash flow difficulties and potential operating losses for our company.

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

Some of these government contracts are subject to renewal or extensions annually, so we cannot be assured of our continued work under these contracts in the future. Unsuccessful bidders may protest or challenge the award of these contracts. In addition, government agencies can terminate these contracts at their convenience. As a result, we may incur costs in connection with the termination of these contracts and suffer a loss of business. Also, contracts with government agencies are subject to substantial regulation and an audit of actual costs incurred. Consequently, there may be a downward adjustment in our revenue if actual recoverable costs exceed billed recoverable costs.

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

Risk Factors – Risks Related To Our Business

Our revenue, income and cash flow could decline if there is a downturn in the California economy or real estate market

We estimate that during the first nine months of 2002, approximately 65% of our net revenue was derived from services rendered in California. Poor economic conditions in California may significantly reduce the demand for our services and decrease our revenue and profits. From 1991 to 1996, our business was negatively impacted during the real estate market downturn in Southern California, and we experienced cash flow difficulties and substantial operating losses.

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

If our estimates or assumptions used in arriving at the fair value of acquired entities change from those used in our current valuations, we may be required to recognize an impairment loss.

We use estimates in order to determine if goodwill has been impaired. An impairment loss may be recognized if the carrying amount of a reporting unit’s net book value exceeds the estimated fair value of the reporting unit. We arrive at the estimated fair value of a reporting unit by using a variety of customary valuation methods, such as discounted cash flow analysis and multiples of net revenue and earnings before interest and taxes. These valuation methods use a variety of assumptions such as future billable employee headcount, net revenue, operating income, cash flow, discount rates and multiples. Estimating fair value of a reporting unit is a subjective process and requires the use of our best estimates. If our estimates or assumptions change from those used in our current valuation, we may be required to recognize an impairment loss. As of September 30, 2002, our goodwill balance was $22.0 million.

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

We currently maintain general liability insurance, umbrella and professional liability insurance. Claims may be made against us which exceed the limits of these policies, in which case we would be liable to pay these claims from our assets. These policies are “claims made” policies and only claims made during the term of the policy are covered. If we terminate our policies and do not obtain retroactive coverage, we would be uninsured for claims made after termination even if these claims are based on events or acts that occurred during the term of the policy. Our insurance policies typically have various exceptions to the claims covered and also require us to assume some costs of the claim even though a portion of the claim may be covered, resulting in potential liability to us. Further, our expansion into new services or geographic areas could result in our failure to obtain coverage for these services or areas, or the coverage being offered may be at a higher cost than our current coverage. Due to the current insurance environment we have experienced and may continue to experience, an increase in our insurance premiums. We may not be able to pass these increases on to our clients in increased billing rates.

If we are unable to engage qualified subcontractors, we may lose projects, revenue and clients

We often contract with outside companies to perform designated portions of the services we perform for our clients. If we are unable to engage subcontractors, our ability to perform under some of our contracts may be impeded and the quality of our service may decline. As a consequence, we may lose projects, revenue and clients. For the nine months ended September 30, 2002, subcontractor costs accounted for approximately 18% of our net revenue.

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

Risk Factors - Risks Related To Ownership of Our Stock

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

Shares of our common stock eligible for public sale could cause the market price of our stock to drop, even if our business is doing well

We currently have approximately 7.5 million shares of common stock outstanding. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price for our common stock. Certain shareholders hold large amounts of shares which they are able to sell in the public market. Significant sales of these shares could cause the market price of our common stock to decline regardless of the performance of our business. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

The table below presents the principal amounts of securities held-to-maturity, weighted average interest rates, fair values and other items required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes as of September 30, 2002.

	2002	2003	2004	2005	Total	Fair Value(1)

Securities held-to-maturity (non-trading)	$3,677,000	$1,850,000	—	—	$5,527,000	$5,531,000
Weighted average interest rate (2)	1.76%	1.93%	—	—	1.82%	1.82%

(1)  The fair value for securities held-to-maturity was based on the quoted market price of such securities as of September 30, 2002.

(2)  All of the Company’s securities held-to-maturity are invested in bonds that are exempt from federal taxes. Therefore, the weighted average interest rate shown above is an after tax rate of interest for tax-exempt securities.

As the table incorporates only those exposures that existed as of September 30, 2002, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented in the table has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on those exposures or positions that arise during the period and interest rates.

Item 4: Controls and Procedures

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes In Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

Number

		99.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002*

		99.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002*

		99.3	Press release announcing 2002 third quarter results dated November 7, 2002.*

*filed herewith

	(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 11, 2002		THE KEITH COMPANIES, INC.

By:	/s/ Aram H. Keith

Aram H. Keith
Chairman of the Board of Directors
and Chief Executive Officer

By:	/s/ Gary C. Campanaro

Gary C. Campanaro
Chief Financial Officer and Secretary

Certification of
Chief Executive Officer
Of The Keith Companies, Inc.

I, Aram H. Keith, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Keith Companies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/ Aram H. Keith

By: Aram H. Keith
Title: Chief Executive Officer

Certification of
Chief Financial Officer
Of The Keith Companies, Inc.

I, Gary C. Campanaro, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Keith Companies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant ’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/ Gary C. Campanaro

By: Gary C. Campanaro
Title: Chief Financial Officer

Exhibit Index

Number

99.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002*

99.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002*

99.3	Press release announcing 2002 third quarter results dated November 7, 2002.*

*filed herewith