Form 10-K
period 2002-12-31
KEITH COMPANIES INC
filed 2003-03-28
CIK 1080922

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File Number 0-26561

The Keith Companies, Inc.

(Exact name of registrant as specified in its charter)

California	33-0203193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19 Technology Drive, Irvine, California 92618

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (949) 923-6001

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      The number of outstanding shares of the registrant’s common stock as of February 25, 2003 was 7,518,110 shares. Based on the closing sale price on the NASDAQ National Market on June 28, 2002, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $91,100,000.(1)

DOCUMENTS INCORPORATED BY REFERENCE

      Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the Annual Meeting of Shareholders scheduled to be held on May 20, 2003.

(1)	For purposes of this calculation, shares owned by executive officers and directors have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

THE KEITH COMPANIES, INC.

Annual Report on Form 10-K

i

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K contains certain forward-looking statements, including among others:

•	forecasts of earnings, revenue or other financial items;

•	anticipated growth in the real estate development, public works/ infrastructure and the industrial/ energy industry;

•	our business strategy for expanding our presence in these industries;

•	anticipated growth and economic expansion in the western United States;

•	anticipated trends in our financial condition and results of operations;

•	anticipated growth in the pace and size of our acquisitions;

•	anticipated impact of future acquisitions on the condition of our business by industry and geographic location;

•	the long-term nature of our projects;

•	our ability to attract and retain employees;

•	our business strategy for integrating businesses that we acquire;

•	our ability to sustain our growth and profitability; and

•	our ability to distinguish ourselves from our current and future competitors.

We generally identify forward-looking statements in this Report using words like “believe,” “expect,” “estimate,” “may,” “plan,” “should plan,” “project,” “contemplate,” “anticipate,” “predict” or similar expressions. You may find some of these statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business” and elsewhere is this Report. These statements involve known and unknown risks, uncertainties and other factors, including those described in the “Risk Factors” section, that may cause our or our industry’s actual results, levels of activity, performance or achievements to differ from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Except as required by applicable law, including the securities laws of the United States, and the rules and regulations of the Securities and Exchange Commission, we do not plan to publicly update or revise any forward-looking statements after we distribute and file this Report, whether as a result of any new information, future events or otherwise.

Item 1.	Business

General

      We are a full service engineering and consulting services firm providing professional services on a wide range of projects to the real estate development and public works/ infrastructure industry, and to the industrial/ energy industry. We benefit from a diverse public and private client base including real estate developers, residential and commercial builders, architects, cities, counties, water districts, state and federal agencies, land owners, commercial retailers, energy providers and various manufacturers. Our professional staff and project workers provide a comprehensive menu of services that are needed to effectively manage, engineer and design infrastructure and state-of-the-art facilities.

      The following illustrates the range of services that we offer:

      From 1998 through 2002, our net revenue has grown by a compounded annual growth rate of 33% and our net income from continuing operations has grown at a compounded annual growth rate of 50%. We have accomplished this through both our acquisition strategy to diversify the scope of our services and our geographic presence and through internal growth. We have acquired eight companies since December 1, 1997 and as of March 1, 2003 operate from 14 offices in 7 states: California, Nevada, Utah, Arizona, Oregon, Texas and Michigan in addition to our operating activities in Brazil.

Industries Served

      We serve the real estate development and public works/ infrastructure industry, and the industrial/ energy industry.

Real Estate Development and Public Works/ Infrastructure

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

Public Works/ Infrastructure

      Transportation, water resources, and other public works projects provide ongoing, more reliable sources of revenue for engineering firms and consultants than private real estate development activities which may decline during unfavorable economic periods. These public projects are often long-term and have historically provided more determinable and consistent revenue streams than non-publicly funded projects. Recently, the public works/ infrastructure industry segment has shown a high interest in assessing the security of these facilities in addition to enhancing the quality and availability of them.

      Transportation. Highly experienced transportation planners, engineers, and designers provide the entire spectrum of resources necessary to effectively engineer and design state-of-the-art transportation infrastructure. Engineers develop street, major arterial and highway designs in cooperation with federal, state and local agencies to improve transportation networks. Highway and interchange projects require engineering designs for roadways and interchanges for the placement or relocation of sewer and water pipelines and utility lines and for rainfall run-off management. They also require surveying services for establishment of proper rights of way for these facilities.

      Water Resources. Water resource services encompass the study and analysis of rainfall, water collection and distribution, use of water for cleanliness, nourishment and irrigation and the treatment and disposal of used or contaminated water. Due to the multiple demands for municipal, environmental and agricultural uses, water is a resource requiring extensive management throughout the United States. As populations continue to grow and higher standards are placed on protecting the environment without sacrificing the supply and quality of water, water districts, public agencies, agricultural users and municipalities are faced with the challenge of managing their water supplies more efficiently.

      Protecting communities from natural disasters such as floods and mudflows, cleaning natural waterways, eliminating pollution from storm runoff flowing into the ocean and protecting and enhancing natural riparian resources are some of the missions of public water-managing agencies. Private developers also address these issues as part of their land development.

Industrial/ Energy

      The industrial/ energy industry consists of manufacturing facilities, processing facilities, power generation and distribution, and production/ refining methods and systems. Power plants, machines, assembly lines, factories and refineries require mechanical, electrical and process engineering services to enable utilization of new processes and to improve efficiency and reliability of their production effort. Comprehensive engineering services that are required include:

•	Design or redesign of electrical, heating, ventilation and air conditioning systems;

•	Mechanical equipment design;

•	Equipment selection and purchasing;

•	Design of integrated computer and monitoring device systems to control manufacturing and process equipment;

•	Chemical/ process engineering;

•	Energy generation and usage consulting;

•	Fire protection engineering;

•	Material handling and process flow planning;

•	Automation and robotics design;

•	Construction management and installation supervision;

•	Plant testing during construction and start-up;

•	Plant operations and maintenance;

•	Project management; and

•	Computer programming.

      Projects that utilize mechanical, electrical and process engineering and consulting services include:

•	Energy/ Power Generation and Management: power plants, natural gas/electrical systems and distribution systems;

•	High Tech Facilities: biotechnology, pharmaceutical and laboratory facilities, computer centers, control rooms and research and development facilities;

•	Heavy Manufacturing: automotive assembly, and pulp and paper processing;

•	Consumer Products: beverage, household products, packaging, and food processing;

•	Educational Facilities: school and university buildings and campuses; and

•	Public Facilities/ Utilities: medical buildings, hospitals, and publicly owned or occupied buildings.

      We believe there is a continued trend in the manufacturing and assembly industries toward automation and increased efficiency. As these industries grow, so does their need for engineering, design and consulting services to automate and increase the efficiency of new and existing facilities.

The Keith Companies Advantage

      The engineering and consulting services industries are highly fragmented, ranging from a large number of relatively small local firms to large, multi-national firms. Management believes we are among the leading engineering and consulting services firms serving our primary industries. We believe that we can further enhance our position in the industries which we serve for the following reasons:

Reputation

      We have a reputation for providing high quality services, which is strengthened due to the personal relationships developed between our staff and representatives of clients and agencies. We have been awarded many projects either due to our expertise in working with an agency or project type or because a particular client desires to work with, and can count on, specific project managers. In addition, we have received numerous awards for technical excellence including:

•	Three Engineer of Merit Awards from The American Society of Civil Engineering — Orange County Branch

•	Water Quality Awards for Innovational Excellence from The Michigan Association of County Drain Commissioners

•	Award of Excellence — Honor Award from the City of Rancho Cucamonga, California for design excellence

•	Engineering Project Achievement Award from the Orange County Engineering Council

•	Project Achievement Award from the American Society of Civil Engineers — Orange County Branch

•	Outstanding Environmental Analysis Document — 2001 Large Jurisdiction Award from the Association of Environmental Professionals — Inland Empire Chapter

•	Outstanding Environmental Analysis Document Award from the Association of Environmental Professionals

•	Letter of Appreciation from the State of California Department of General Services

•	Project of the Year from the Orange County Branch of the American Society of Civil Engineers

Industry and Professional Experience

      We believe that our senior management has the proven ability to execute our business plan and capitalize on new opportunities. Since December 1, 1997, management has closed eight acquisitions, enabling us to diversify both our revenue base and our geographic scope. This is a crucial point as acquisitions continue to be a key component of our business plan. In most of the acquisitions, we have retained the management teams of the acquired companies and provided the financial and management controls to promote sustainable growth. This enables the acquired management team to run their business as they know best. In addition, the entire management team, from project manager to senior executive manager, is particularly adept at the relationship side of the business that plays a critical role in the world of engineering and consulting services.

      We recognize that our employees are our most valuable resource for providing continuing quality service and for obtaining new work. During employee selection and as part of the acquisition criteria, we require that the personnel whom we add to our team have significant experience in the industries that we serve. We supplement this industry experience by supporting continuing education seminars, design forums and training programs.

Full Service Approach

      We provide a full complement of engineering and consulting services. Since many consulting and engineering services firms specialize in only one or a few services, a project owner may often be required to engage several engineering and/or consulting firms during the various phases of a project. The phases range from identifying and evaluating whether to acquire land or facilities, to designing, engineering and managing the construction of the finished project. In many cases, in addition to providing services during various phases of a project, we provide monitoring and maintenance services on projects after construction is complete. We believe that clients realize significant cost and time savings and maintain consistent quality by concentrating their engineering and consulting services in as few firms as practicable.

Cross-Marketing

      Due to our reputation within industries we serve and due to our varied technical expertise, we have frequently increased the scope of services provided to a client from an initial engagement, such as large-scale land planning, to include other services, for example mapping, surveying and end-user site design. When we expand into new geographic regions, we have successfully cross-sold between our divisions and/or our various industries and intend to continue to cross-sell the services we offer.

      Because our professionals provide many preliminary services for projects, we are frequently asked to provide additional services as a project progresses. In performing the preliminary services during the initial phases of a project, we obtain background information and data relating to the project that may be inefficient and costly for another firm to compile. Consequently, we are often more knowledgeable about a project, and are able to provide additional services more efficiently. As a result, we are often engaged to perform additional engineering and consulting services as a project progresses.

Effective Organizational Structure

      We believe that our organizational structure allows us to compete effectively with small-and mid-sized local firms as well as with large regional, national and international firms. Our organizational structure combines the efficiencies associated with centralization and the flexibility of decentralization. When appropriate, our primary administrative functions are centralized in our corporate headquarters in Irvine, California allowing us to reduce duplicative functions and personnel at our divisional offices. We believe that this centralization allows the management at our divisional offices the freedom to focus on identifying new business opportunities and overseeing the services they provide, and also allows our project managers the flexibility to focus on being responsive to client needs. Since our divisions are managed by technical professionals with excellent client relationships and industry reputations, we promote decentralization of those aspects of our business which involve technical and client relationships.

Business Strategy

      Our objective is to strengthen our position as a leading provider of engineering and consulting services while growing our geographic presence and enhancing the services we offer. To achieve this objective, we have developed a strategy with the following key elements:

•	Maintain High Quality Service. To maintain high quality service, we focus on being responsive to customers and working diligently and responsibly to maintain schedules and budgets. As a result of our focus on quality and timely service, we believe that we have established an excellent reputation in most of the markets we serve. We intend to continue providing high quality services as we expand our geographic presence and our service offerings.

•	Continue to Recruit and Retain Highly Qualified Personnel. We believe that recruiting and retaining skilled professionals is crucial to our success and growth. As a result, we intend to continue to recruit experienced and talented individuals who can provide quality services and innovative solutions.

•	Enhance and Strengthen Existing Client Relationships. By maintaining strong relationships with existing clients and promoting the cross selling of services, we believe that we can further enhance our reputation and business opportunities. By focusing our efforts in this area, we can utilize the time that we spend with our clients on active work to promote additional services to them and gain additional contract opportunities for us. We believe that our existing relationships between our clients and employees is one of our greatest business development assets.

•	Expand Services in Public Works/ Infrastructure, and Industrial/ Energy. To diminish our susceptibility to the economic cycles affecting any particular industry, we intend to continue expanding our work in public works/ infrastructure and industrial/ energy. Much of our expertise, including CAD technicians, certain engineering specialists and administrative support, can provide support across industries in the event that a particular industry segment experiences economic downturns. We believe that by expanding our services into industries which follow different economic cycles, we are able to reassign talented employees to other project types and help provide stability for our core staff, management and profit levels. Our acquisitions of John M. Tettemer & Associates Ltd.; ESI, Engineering Services Incorporated; Thompson-Hysell, Inc.; Pacific Engineering Corporation; Universal Energy, Inc.; and ALNM Group Inc. have enhanced our ability to expand our services, some of which follow different economic cycles.

•	Expand Geographically. To diminish the impact of regional economic cycles and to further enhance cross-selling opportunities, we intend to continue to expand our geographic presence through acquisitions, possibly opening additional divisional offices and by marketing our services to clients with national and international needs. Our geographic growth may provide us with broader access to employee pools, work-sharing between regions and new business opportunities. We believe that our acquisitions of ESI, Engineering Services Incorporated; Thompson-Hysell; Crosby, Mead, Benton & Associates; Hook & Associates Engineering, Inc.; Pacific Engineering Corporation; Universal Energy, Inc. and ALNM Group, Inc. have enabled us to more effectively sell additional services in the entire Southwest and recently the Midwest.

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

      The following table sets forth information regarding our eight acquisitions since December 1, 1997:

Acquisition		Primary
Date	Company Acquired	Markets Currently Served	Services Offered

December 1997	ESI, Engineering Services Incorporated	Northern California	Industrial/ energy services
August 1998	John M. Tettemer and Associates, Ltd.	Southern California	Water resources engineering services
July 1999	Thompson-Hysell, Inc.	Northern and Central California; Utah	Land development design & water resources engineering services
October 2000	Crosby, Mead, Benton & Associates	Southern California	Land development design, infrastructure design and landscape architecture
January 2001	Hook & Associates Engineering, Inc.	Arizona	Land development and transportation services
September 2001	Pacific Engineering Corporation	Oregon; Washington	Industrial/ energy services
November 2001	Universal Energy, Inc.	National, International	Power plant operations, training, testing, and start-up
March 2002	ALNM Group, Inc.	Michigan	Environmental, water resources, and other engineering services

      Consideration for the companies we have acquired has included cash, shares of our common stock, promissory notes, or a combination of these forms of consideration. The consideration is sometimes subject to earn-out or adjustment provisions. Additionally, in connection with these acquisitions, we have entered into non-competition agreements with principals or key employees of the acquired company.

Services Provided

      We provide a broad range of services, including civil engineering, surveying and mapping, land planning, environmental services, cultural resources, construction management, site acquisition, water resource engineering, and other services needed by the industrial, process and manufacturing industry, including instrumentation and control systems engineering, fire protection engineering, electrical engineering, mechanical engineering, chemical process engineering, start-up and testing, and operations and maintenance.

Civil Engineering Services

      General civil engineering is often referred to as everything “designed from the ground down” because most of the constructed improvements involved lie on the surface of, or below the ground. Our civil engineering services include project feasibility and due diligence analysis; development cost projections; access and circulation analysis; infrastructure design and analysis; pro forma cost studies; project management; preparation of construction documents; tentative mapping; flood plain studies; sewer, water and drainage design; street and highway design; site and sub-division design; and grading design.

Surveying and Mapping Services

      Surveying and mapping services include, among other things, the establishment of boundaries for preliminary engineering, construction layout, as-built surveys and the identification of features of a parcel of land that directly affect a project’s design. It is common for our surveying and mapping teams to be “the first in and the last out” for a construction project. We provide surveying and mapping services through teams of skilled professionals that utilize sophisticated technology, including global positioning systems that utilize satellite technology to survey and navigate land, geographic information systems, and field-to-office digital and electronic data capture to produce information that serves as the foundation for a variety of planning and engineering analysis and design endeavors. We believe that we were among the first engineering and surveying consultants to utilize global positioning systems with geographic information systems to perform precise ground surveys.

Land Planning Services

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

Environmental Services

      Our environmental services include biological studies, permit processing, environmental document preparation and mitigation monitoring. We assist clients with the complex federal, state, and local permitting process enabling them to successfully implement private and public projects. Our environmental staff offers the technical proficiency to provide one-stop preparation of environmental documents that conform to current regulatory requirements.

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

Cultural Resources Services

      We perform archaeological and paleontological studies that range from site review and records analysis to a discussion of measures to protect sensitive or valuable cultural resources. Further, we conduct field sampling and testing to establish or verify findings of a site review and previously documented information to determine both the quantity and quality of culturally valuable materials for a given site. Many environmental impact analyses result in requirements to protect significant cultural resources that may exist on a property, such as native American community settings, artifacts, and burial sites.

      We have provided monitoring of construction activities on numerous projects and have also completed complex excavations in coordination with state and federal agencies and native American representatives.

Construction Management Services

      Construction management services are an efficient “bundling” of some of the other services that we provide. During construction management assignments, we direct development and construction tasks, including the preparation of cost projections, entitlement and feasibility analysis, professional consultant selection and supervision, contractor bidding and construction supervision. We provide these services in discrete components or as a comprehensive package for private development and public works clients.

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

Instrumentation/ Control Systems Integration Engineering Services

      Our professionals integrate equipment selection, maintenance requirements and spare parts inventory by designing, selecting and reviewing mechanical, piping and electrical layouts, and providing operations and maintenance, training, start-up and emergency procedures during the design of contemporary processes or the automation of outdated manufacturing processes. These services are essential to creating an efficient operating facility.

Fire Protection Engineering Services

      We provide fire protection engineering services in connection with both new construction and the renovation or modification of existing facilities to assist clients in defining and providing an acceptable level of fire safety in a cost-effective manner.

Electrical Engineering Services

      These services include the design of electrical power systems for buildings, manufacturing plants and miscellaneous facilities; design of lighting systems; and selection of other equipment that delivers or uses electrical power. We design various types of electrical power generation systems and power distribution systems. We also provide cogeneration and backup emergency power supply designs for university campuses and multiple building commercial facilities.

Mechanical Engineering Services

      These services are required to design energy systems, heating, ventilation, air conditioning (“HVAC”) systems, plumbing systems, water distribution systems and fire protection systems for facilities and buildings.

We provide engineering design for HVAC systems, boiler, chilled water, compressed air, and other building facilities. Additionally, we provide mechanical engineering expertise for production line automation and manufacturing engineering support.

Chemical/ Process Engineering Services

      Our chemical/ process engineers design systems for a variety of manufacturing and industrial facilities and processes like food and beverage, pharmaceutical, chemical and petroleum facilities.

Start-Up Testing, Operations and Maintenance

      As plants, whether they are power generation or wastewater treatment, are constructed they require a significant amount of testing during the construction process to insure that various functions are performing as designed and expected. This work includes testing the system processes, electrical equipment, instrument calibration, and numerous other tests to insure that the plant will function as intended when it becomes operational. It then needs to be started and monitored, and the permanent staff for the plant must be trained to operate and manage it. We provide these various plant services including testing, start up, and training in addition to currently providing workforce along with our intimate understanding of the background of plants to operate, manage and maintain it during its fully operational stage.

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

      Additionally, our business development and marketing efforts assist our management and clients in assuring quality performance, client satisfaction, and new opportunities. To accomplish this, we provide our clients with referrals for project partners and financing sources, assist with legislative matters and monitor in-house performance. Finally, we identify new projects and prospective clients in each of the markets in which we are active. This is achieved through the use of many resources including: geographic information systems and aerial maps, project and contact databases, the Internet, lead tracking publications, and industry networking relationships. We pursue the companies, agencies, projects and markets that we believe have financial strength, long-term growth potential and established reputations.

      Our growing list of services provides us with the opportunity to cross-market and sell additional services to our clients. We intend to further promote our broad service capabilities and continue to take advantage of our ability to increase our revenue by cross-selling services to existing clients and thereby to increase the number of services being provided to existing clients.

      One of the keys to being successful in cross-marketing our services is to ensure that all of our managers understand the complete capabilities of our company, including our full range of services and the geographic locations and industries in which we offer and provide our services. We give formal presentations to our staff to educate them on our full capabilities and to encourage them to identify cross-marketing opportunities. In addition, we have implemented a formal cross-marketing program. We have produced various tools to highlight pertinent information on each of the company’s divisions. These are available to all managers in each division as part of an approach geared to facilitate easy “lead sharing” between divisions and to maximize the effectiveness of our cross-marketing efforts. We promote successful cross-selling efforts and have been awarded numerous new contracts as a direct result of this effort. In order to assist our cross-selling efforts, our divisional offices provide summaries of significant proposals to our corporate business development department for review of potential cross-selling and business enhancement opportunities.

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

Clients

      Our primary private sector clients consist of real estate developers, builders, major manufacturers and energy providers. Our public sector clients include water and school districts, metropolitan planning organizations, transportation authorities and local, state and federal agencies. The following is a partial list of some of our representative clients:

Real Estate

Centex Homes

D.R. Horton
Lennar Homes
Pulte Home Corporation/Del Webb
Pardee Homes
Shea Homes
The Irvine Company
Thomas & Mack Development Company
Public Works/Infrastructure

City of Anaheim

City of Rancho Mirage
Central Valley Water Reclamation Facility Board
Coachella Valley Water District
Inland Empire Utilities Agency
Metropolitan Water District of Southern California
Orange County Transportation Authority

Industrial/Energy

Bonneville Power Administration

California Energy Commission
ChevronTexaco
Kellogg Co.
New United Motors Manufacturing, Inc.
Weyerhaeuser Company

      No individual client accounted for more than 10% of our net revenue in 2000, 2001 or 2002.

Backlog

      At December 31, 2002, our gross revenue backlog was approximately $51 million as compared to $42 million at December 31, 2001. Our backlog represents an estimate of the remaining future gross revenue from existing signed contracts, and contracts which have been awarded with a defined scope of work and contract value and on which we have begun work with verbal client approval. We do not believe that backlog is fully indicative of the amount of potential future revenue that we may achieve because of the short-term nature of the contracts under which we generally provide our services compared to the long-term nature of the projects.

Competition

      The market for our services is highly competitive. We compete with a variety of firms ranging from small, local firms to national and international firms that are much larger than we are. We perform engineering and consulting services for a broad spectrum of markets including energy, residential, commercial, recreational, public works, industrial, process and manufacturing. We believe that our competitive advantages include our multiple industries and services, reputation, organizational structure and business strategy. We believe that the principal factors in the engineering and consulting services selection criteria include:

•	quality of service

•	relevant experience

•	staffing capabilities

•	reputation

•	geographic presence

•	stability

•	price

Employees

      As of February 28, 2003, we had approximately 850 employees and project workers. Believing that our success depends significantly upon attracting and retaining talented, innovative and experienced professionals, we are comprised of highly skilled personnel with significant industry experience and strong client relationships. We employ licensed civil engineers, mechanical engineers, electrical engineers, land surveyors, landscape architects, certified planners, information technology specialists, power plant personnel, geodesists and archaeologists, among others.

      At December 31, 2002, none of our employees were a party to a collective bargaining agreement other than approximately 8% of our employees whom we employ as field surveyors in California. Our field survey employees in our Southern California offices are covered by a Master Labor Agreement between the International Union of Operating Engineers Local Union No. 12 and the Southern California Association of Civil Engineers and Land Surveyors, which expires in October 2004. Our field survey employees in our Northern California offices are covered by a Master Agreement between the Bay Counties Civil and Land Surveyors Association and Operating Engineers Local Union No. 3, which expires in March 2005.

Available Information

      We maintain a website with the address www.keithco.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge, through our website via a hyperlink to a third party service, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file that material with, or furnish such material to, the Securities and Exchange Commission.

Item 2.	Properties

      We occupy offices and facilities in various locations in California, Nevada, Utah, Arizona, Oregon, Texas and Michigan. Our corporate headquarters are located in Irvine, California and consist of approximately 63,000 square feet of space. Our corporate headquarters lease expires in October 2009. We believe that our existing office space is adequate to meet our current and foreseeable future requirements.

Item 3.	Legal Proceedings

      We are party to various legal proceedings that arise in the ordinary course of our business. Based on our experience, the nature of our current proceedings and our insurance policy coverage for such matters, the ultimate disposition of these matters should not have a material adverse effect on our financial position, liquidity or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the quarter ended December 31, 2002.

PART II

Item 5.	Market for Our Common Equity and Related Stockholder Matters

      Our common stock is traded on the Nasdaq National Market under the symbol “TKCI”. The following table sets forth the low and high closing bid prices per share of our common stock for each calendar quarter indicated as reported on the Nasdaq National Market.

	Low	High

Year Ended December 31, 2001:
First Quarter	$8.03	$26.44
Second Quarter	15.02	24.00
Third Quarter	7.51	21.99
Fourth Quarter	7.31	10.86
Year Ended December 31, 2002:
First Quarter	$9.91	$13.00
Second Quarter	12.49	16.24
Third Quarter	8.91	15.22
Fourth Quarter	9.11	13.08

      We have not declared or paid any cash dividends on our capital stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, our credit agreement with our bank restricts the payment of dividends without the bank’s consent.

Recent Issuances of Unregistered Securities

      In connection with our acquisition of Crosby, Mead, Benton & Associates (“CMB”) in October 2000, the purchase agreement provided for the issuance of unregistered shares of our common stock to the former shareholders of that company, subject to certain adjustments as stated in the agreement. We issued the former shareholders of CMB 35,905 shares of our common stock with a value of $188,000 during 2001, and 32,924 shares of our common stock with a value of $253,000 during 2002. These shares were issued in transactions exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

      In connection with the acquisition of Hook Associates Engineering, Inc,. (“Hook”) in January 2001, the purchase agreement provided for the issuance of unregistered shares of our common stock to the former shareholders of that company, subject to certain adjustments as stated in the agreement. We issued the former shareholders of Hook 34,188 shares of our common stock with a value of $500,000 in 2001. These shares were issued in transactions exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

      In connection with our acquisition of Universal Energy, Inc. (“UEI”) in November 2001, the former shareholders are eligible for additional consideration, which may affect the purchase price as a result of an earn-out provision. As part of this earn-out, which is based on certain profitability targets for 2002, 2003, and 2004, we may be obligated to issue additional shares of our common stock to be determined under the earn-out provision of the agreement. If issued, these shares will be issued in three installments in May 2003, May 2004 and May 2005. Our preliminary analysis of the earn-out indicates that we may issue shares of our common stock totaling approximately $700,000 in value related to the 2002 portion of the earn-out. The issuance of future shares is subject to certain adjustments as stated in the agreement. These shares are expected to be issued in transactions exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

      In connection with our acquisition of ALNM Group, Inc. (“ALNM”) in March 2002, the purchase agreement provided for the issuance of unregistered shares of our common stock to the former shareholders of that company. Our common stock is to be issued in two installments: 141,856 shares were issued in 2002 with a value of $1,569,000, with the remaining $1,500,000 in value of shares to be issued in 2003. The issuance of future shares is subject to certain adjustments as stated in the agreement. These shares were, and are expected to be, issued in transactions exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

Item 6.	Selected Financial Data

      The selected financial data includes the consolidated financial statement data for the periods presented.

      The statement of income data for the years ended December 31, 2000, 2001 and 2002, and the balance sheet data as of December 31, 2001 and 2002, have been derived from our audited consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K. The statements of income data for the years ended December 31, 1998 and 1999, and the balance sheet data as of December 31, 1998, 1999 and 2000, have been derived from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

      The following information should be read in conjunction with our consolidated financial statements and the related notes and our Management’s Discussion and Analysis of Financial Condition and Results of Operations which are included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,

	1998	1999	2000	2001	2002

	(Dollars in thousands, except for per share data)
Statement of Income Data:
Gross revenue	$34,021	$43,084	$57,835	$74,314	$106,487

Net revenue	29,182	39,636	53,381	66,844	91,598
Costs of revenue	19,287	26,987	34,362	42,970	59,716

Gross profit	9,895	12,649	19,019	23,874	31,882
Selling, general and administrative expenses	5,858	8,343	10,834	14,015	19,105

Income from operations	4,037	4,306	8,185	9,859	12,777
Interest income	4	13	31	552	384
Interest expense (income), net	967	807	341	263	(47)
Other expenses (income), net	70	29	(44)	54	(625)

Income before provision for income taxes and discontinued operations	3,004	3,483	7,919	10,094	13,833
Provision for income taxes	1,350	1,466	3,199	3,916	5,397

Income from continuing operations	1,654	2,017	4,720	6,178	8,436
Loss from discontinued operations, net of income taxes	—	—	—	329	628

Net income	1,654	2,017	4,720	5,849	7,808
Reversal (accretion) of redeemable securities to redemption value, net	(230)	230	—	—	—

Net income available to common shareholders	$1,424	$2,247	$4,720	$5,849	$7,808

Earnings per share from continuing operations-diluted	$0.39	$0.50	$0.89	$0.87	$1.07

Earnings per share — diluted	$0.39	$0.50	$0.89	$0.82	$0.99

Weighted average shares outstanding — diluted	3,635,474	4,515,033	5,299,679	7,092,505	7,868,877

	As of December 31,

	1998	1999	2000	2001	2002

Balance Sheet Data:
Working capital	$5,180	$7,213	$7,343	$38,781	$39,613
Total assets	14,530	23,661	33,312	71,492	82,226
Total debt	9,667	4,835	5,745	1,912	70
Total shareholders’ equity (deficit)	(301)	12,836	18,239	53,733	63,612

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      You should read the following discussion and analysis together with our consolidated financial statements and related notes included elsewhere in this Report. Some of the information contained in this discussion and analysis or set forth elsewhere is this Report, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this Report.

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

      Revenue and Cost Recognition Estimates on Contracts. We use estimates in recognizing revenue related to our contracts with fixed price or not-to-exceed provisions. For such contracts, revenue is recognized under the percentage of completion method of accounting based on the proportion of actual direct contract costs incurred to total estimated direct contract costs. We believe that costs incurred are the best available measure of progress towards completion on these contracts. Estimating the total estimated contract cost is a subjective process and requires the use of our best estimates based upon the current information known by us at that point in time. Our estimation of total estimated contract cost has a direct impact on the revenue recognized by us. If our current estimate of total contract costs turns out to be higher than our previous estimates of total contract cost, then we would have over recognized revenue for that previous period. Conversely, if our current estimates of total contract costs turns out to be lower than our previous estimates of total contract costs, we would have under recognized revenue for that previous period. In both cases, a job to date adjustment would be made to true-up revenue as a change in estimate applied prospectively.

      Provision for Doubtful Accounts. We use estimates in arriving at our allowance for doubtful accounts related to our contracts and trade receivables. These estimates are based on our best assessment as to the collectibility of the related receivable balance. Future collections of receivables that are different from our current estimates will affect results of operations in future periods.

      Goodwill. We use estimates in order to determine if goodwill has been impaired. An impairment loss may be recognized if the carrying amount of a reporting unit’s net book value exceeds the estimated fair value of the reporting unit. We arrive at the estimated fair value of a reporting unit by using a variety of customary valuation methods, such as discounted cash flow analysis and multiples of net revenue and earnings before interest and taxes. These valuation methods use a variety of assumptions such as future billable employee headcount, net revenue, operating income, cash flow, discount rates and multiples. Estimating fair value of a reporting unit is a subjective process and requires the use of our best estimates. We will perform our valuation analysis annually as well as when an event occurs or circumstances change that would indicate the carrying amount of goodwill may be impaired. If our estimates or assumptions change from those used in our current valuation, we may be required to recognize an impairment loss in future periods.

     Impact of Our Industry Diversification Strategy

      To help reduce our susceptibility to economic cycles affecting the real estate development industry, we intend to continue expanding our work in the public works/ infrastructure and the industrial/energy industries. We believe that among other business initiatives, our acquisition strategy may play a significant role in contributing to this objective. The acquisitions of Pacific Engineering Corporation and Universal Energy Inc. during 2001, ALNM Group, Inc. in 2002 and anticipated future acquisitions, many of which may include engineering services outside of the real estate development industry, may have a significant impact on our future net revenue mix. Due to these and potential future acquisitions, we anticipate that our margins may be affected by the decreased business concentration from the real estate development industry which has historically yielded higher margins than services provided to the public works/ infrastructure and industrial/ energy industries.

     Key Events

•	In October 2000, we acquired Crosby Mead Benton & Associates (“CMB”) which provides engineering and design services for real estate projects in Southern California.

•	In January 2001, we acquired substantially all of the assets and assumed substantially all of the liabilities of Hook & Associates Engineering, Inc. (“Hook”), an engineering and consulting services firm with offices located in Phoenix, Arizona, Denver, Colorado and Cheyenne, Wyoming, providing a full range of services to clients in an array of industries including real estate development and public works/infrastructure.

•	In May 2001, we completed a secondary offering of an aggregate of 2.3 million shares of common stock (including an over-allotment of 300,000 shares), of which 1.9 million shares were sold by the Company and 400,000 shares were sold by selling shareholders. The public offering price was $16.00 per share, which resulted in net proceeds of approximately $27.9 million.

•	In September 2001, we acquired substantially all of the assets and assumed substantially all of the liabilities of Pacific Engineering Corporation (“PEC”), an Oregon based engineering and design services firm specializing in the fields of power transmission and distribution, hydroelectric energy facilities, and other utility infrastructure services.

•	In November 2001, we acquired Texas based Universal Energy, Inc. (“UEI”) and its wholly-owned subsidiary Amerex International, Inc., which provide start-up management, technical support, facility acquisition analysis, operations and maintenance, and manpower augmentation to the power industry.

•	In March 2002, we acquired Michigan based ALNM Group, Inc. (“ALNM”) which specializes in government services with expertise in environmental, civil, mechanical and electrical engineering, and surveying.

•	In 2002, we closed three of our divisions. Two of these divisions related to our Hook operations located in Colorado and Wyoming, and, the third was our internally created Communication division which was located in California. The closures were primarily due to lower than expected operating results and continuing difficult market conditions.

Results of Operations

      The following table sets forth supplemental consolidated operating results for each of the periods presented as a percentage of net revenue.

	Years Ended December 31,

	2002	2001	2000

Gross revenue	116.3%	111.2%	108.3%
Subcontractor costs	16.3	11.2	8.3

Net revenue	100.0	100.0	100.0
Costs of revenue	65.2	64.3	64.4

Gross profit	34.8	35.7	35.6
Selling, general and administrative expenses	20.9	21.0	20.3

Income from operations	13.9	14.7	15.3
Interest income	0.4	0.8	0.1
Interest expense (income), net	(0.1)	0.3	0.7
Other expenses (income), net	(0.7)	0.1	(0.1)

Income before provision for income taxes and discontinued operations	15.1	15.1	14.8
Provision for income taxes	5.9	5.9	6.0

Income from continuing operations	9.2	9.2	8.8
Loss from discontinued operations, net of income taxes	(0.7)	(0.4)	0.0

Net income	8.5%	8.8%	8.8%

      The following table sets forth the Company’s consolidated statement of income for the year ended December 31, 2002 and includes the dollar and percentage change compared to the prior fiscal year:

	Years Ended December 31,

			$	%
	2002	2001	Change	Change

	(Dollars in thousands)
Gross revenue	$106,487	$74,314	$32,173	43.3%
Subcontractor costs	14,889	7,470	7,419	99.3

Net revenue	91,598	66,844	24,754	37.0
Costs of revenue	59,716	42,970	16,746	39.0

Gross profit	31,882	23,874	8,008	33.5
Selling, general and administrative expenses	19,105	14,015	5,090	36.3

Income from operations	12,777	9,859	2,918	29.6
Interest income	384	552	(168)	(30.4)
Interest expense (income), net	(47)	263	(310)	(117.9)
Other expenses (income), net	(625)	54	(679)	(1,257.4)

Income before provision for income taxes and discontinued operations	13,833	10,094	3,739	37.0
Provision for income taxes	5,397	3,916	1,481	37.8

Income from continuing operations	8,436	6,178	2,258	36.5
Loss from discontinued operations, net of income taxes	628	329	299	90.9

Net income	$7,808	$5,849	$1,959	33.5%

Years Ended December 31, 2002 and December 31, 2001

      Net Revenue. The growth in net revenue for 2002 compared to 2001 is primarily attributable to acquisitions, which contributed $22.5 million in net revenue. The acquired companies mainly contributing to this net revenue growth include: Pacific Engineering Corporation (“PEC”), Universal Energy Inc. (“UEI”), and ALNM Group, Inc. (“ALNM”), whose operations have been included in the consolidated financial statements since October 2001, December 2001 and March 2002, respectively. Excluding the net revenue from these acquisitions, net revenue increased by $2.2 million, or 3.3%, compared to 2001. The increase in net revenue, excluding acquisitions, primarily resulted from (i) a strong Southern California residential real estate market, which continued to experience an increase in demand, and (ii) higher net revenue derived from the Company’s water resource services. These increases were partially offset by a decrease in net revenue generated by the Company’s Arizona office which is part of the Hook operations coupled with lower net revenue generated from the Company’s Orange County office resulting mainly from a continued weak commercial and industrial real estate market. Subcontractor costs, as a percentage of net revenue, increased to 16.3% during 2002 compared to 11.2% during 2001, resulting largely from an increase in subcontractor costs related to several large contracts in the industrial and energy industry.

      Difficulties in the power generation segment of the energy industry have caused a decline in the pace of construction of new power plants and/or alternative power solutions. As a result, our industrial/ energy industry began to experience a reduction in net revenue during the fourth quarter of 2002. If the difficulties continue, they may cause further reductions in net revenue and therefore net income in our industrial/energy industry.

      Gross Profit. The increase in gross profit was mainly attributable to acquisitions, which added gross profit of $7.2 million during 2002 compared to the prior year. Excluding the gross profit from acquisitions, gross profit increased $0.8 million or 3.4% during 2002 as compared to 2001. This increase was primarily attributable to strong gross profit resulting from continued demand for residential real estate in Southern California and higher gross profit generated from the Company’s water resource services, all of which were partially offset by lower gross profit from (i) the Hook Arizona office, (ii) one of our Northern California offices, and (iii) our UEI division, as mentioned above.

      As a percentage of net revenue, gross profit decreased to 34.8% during 2002 from 35.7% during 2001. The percentage decrease was primarily related to lower margins related to the Company’s industrial and energy industry, the Hook Arizona office, and ALNM which mainly provides services in the public works/ infrastructure industry.

      The increase in the costs of revenue was primarily attributable to increased expenses associated with the growth in our total direct employee base, which grew from an average of 510 in 2001 to 673 in 2002. This increase is primarily a result of acquisitions.

      As noted above, due to a continuing decline in the pace of construction of new power plants, and/or alternative power solutions, our industrial/ energy industry experienced a reduction in its gross profit in the fourth quarter of 2002. If this decline continues, it may cause our industrial/ energy industry to experience a continued reduction of gross profits and therefore also a reduction in net income.

      Selling, General and Administrative Expenses. The increase in selling, general and administrative expenses was primarily related to acquisitions, an increase in corporate administrative costs, and an increase in the provision for doubtful accounts, all of which were partially offset by the elimination of goodwill amortization, as compared to 2001. Acquired companies contributed $3.9 million of selling, general and administrative expenses in 2002 as compared to 2001. As a percentage of net revenue, selling, general and administrative expenses decreased slightly to 20.9% during 2002 from 21.0% during 2001, mainly from the elimination of goodwill amortization which was partially offset by the increase in the provision for doubtful accounts.

      Interest Income. The decrease in interest income resulted from lower yields on cash and securities, partially offset by an increase in the average balance of cash and securities as compared to 2001.

      Interest Expense. The decrease in interest expense was primarily attributable to a reduction of interest expense associated with the acquisition modification agreement (as discussed under the “Liquidity and Capital Resources” section) related to Hook, which resulted in the cancellation of a $1.3 million acquisition note payable and the overall reduction of debt as compared to 2001.

      Other Income. The increase in other income was primarily associated with $687,000 resulting from a purchase price adjustment in connection with the acquisition of CMB and Hook.

      Income Taxes. The increase in provision for income taxes resulted primarily from higher pre-tax income and a slightly higher effective tax rate during 2002. Our effective income tax rate was approximately 39.0% during 2002 compared to 38.8% during 2001.

      Discontinued Operations. The loss from discontinued operations is attributable to the closure of three of our divisions during 2002. Two of these divisions related to our Hook operations located in Colorado and Wyoming, and, the third was our internally created Communication division which was located in California. In accordance with accounting principles generally accepted in the United States of America, the activities of these divisions have been segregated and reported as discontinued operations during 2002 and 2001. The increase in the loss from discontinued operations was mainly due to continuing difficult market conditions and deteriorating operating results in Colorado.

      The following table sets forth the Company’s consolidated statement of income for the year ended December 31, 2001 and includes the dollar and percentage change compared to the prior fiscal year:

	Years Ended December 31,

			$	%
	2001	2000	Change	Change

	(Dollars in thousands)
Gross revenue	$74,314	$57,835	$16,479	28.5%
Subcontractor costs	7,470	4,454	3,016	67.7

Net revenue	66,844	53,381	13,463	25.2
Costs of revenue	42,970	34,362	8,608	25.1

Gross profit	23,874	19,019	4,855	25.5
Selling, general and administrative expenses	14,015	10,834	3,181	29.4

Income from operations	9,859	8,185	1,674	20.5
Interest income	552	31	521	1,680.6
Interest expense	263	341	(78)	(22.9)
Other expenses (income), net	54	(44)	98	(222.7)

Income before provisions for income taxes and discontinued operations	10,094	7,919	2,175	27.5
Provision for income taxes	3,916	3,199	717	22.4

Income from continuing operations	6,178	4,720	1,458	30.9
Loss from discontinued operations, net of income taxes	329	—	329	—

Net income	$5,849	$4,720	$1,129	23.9%

     Years Ended December 31, 2001 and December 31, 2000

      Net Revenue. The net revenue growth for 2001 compared to 2000 is primarily attributable to acquisitions. The acquisitions of CMB, which closed in the fourth quarter of 2000, and Hook, PEC, and UEI, all of which closed in 2001, contributed $10.6 million (excludes CMB results for the fourth quarter of 2001) to net revenue during 2001 compared to 2000. Excluding the net revenue from acquisitions, net revenue increased $2.9 million or 5.4%. The remaining net revenue growth was primarily due to (i) growth in the Company’s civil engineering services resulting from the strong demand for real estate in Southern California and Nevada, and (ii) the contribution of net revenue from a new division. The new division is a civil engineering office located in Ventura County, California, which commenced operations during the fourth quarter of 2000. The new division contributed approximately $400,000 to the Company’s net revenue during 2001. The above mentioned increases in net revenue during 2001 were partially offset by lower net revenue at one of the Company’s Northern California offices resulting from decreased activity on several large projects with high profit margins. Subcontractor costs, as a percentage of net revenue, increased to 11.2% during 2001 compared to 8.3% during 2000, resulting largely from an increase in subcontractor costs related to several large contracts in our industrial/ energy segment.

      Gross Profit. The increase in gross profit was primarily attributable to acquisitions, which added gross profit of $4.3 million during 2001 as compared to the prior year. Excluding the gross profit from acquisitions, gross profit remained consistent with that of the prior year. As a percentage of net revenue, gross profit increased slightly to 35.7% during 2001 from 35.6% during 2000.

      The increase in the cost of revenue is primarily attributable to increased expenses associated with the growth in our total direct employee base, which grew from an average of 412 in 2000 to 510 in 2001, coupled with an increase in facilities expense. Such increases primarily resulted from acquisitions.

      Selling, General and Administrative Expenses. The increase in selling, general and administrative expenses was primarily related to acquisitions, goodwill amortization, and higher overall corporate costs. As a percentage of net revenue, selling, general and administrative expenses increased to 21.0% during 2001 from 20.3% during 2000. The percentage increase was primarily related to higher administrative costs, additional contract proposal time, goodwill amortization (see Effect of Recent Accounting Pronouncements for discussion on the treatment of goodwill), and higher legal services and settlement costs, all of which were partially offset by a lower provision for doubtful accounts.

      Interest Income. The increase in interest income resulted from interest earned on securities purchased with a portion of the net proceeds generated from the Company’s May 2001 secondary offering.

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

      Discontinued Operations. We closed down the operations of three divisions during 2002. Two of these divisions are related to our Hook operations in Colorado and Wyoming, and the third was our internally created Communication division located in California. In accordance with accounting principles generally accepted in the United States of America, the activities of these divisions have been segregated and reported as discontinued operations during 2001. These divisions did not exist in 2000, hence the increase in loss from discontinued operations during 2001.

Related Party

      In March 2001, we entered into change in control agreements with Aram H. Keith, our chief executive officer and chairman of the board, Eric C. Nielsen, our president, chief operating officer and a director of our company, and Gary C. Campanaro, our chief financial officer, secretary and a director of our company. These agreements provide that if the executive officer’s employment with us terminates as a result of an involuntary or constructive termination (as these terms are defined in the agreements) at any time within two years following a change in control, then, in addition to other benefits, the executive officer will receive a one-time payment, equal to two times the executive officer’s highest annual level of total cash compensation (including any and all bonus amounts) paid by us to that executive officer during any one of the three consecutive calendar years (inclusive of the year of termination) immediately prior to termination. The executive officer also is entitled to receive a payment by us to offset any excise tax under the Internal Revenue Code of 1986, as amended, that has been levied against the executive officer for payments that we have made to him. In addition, any unvested options previously granted to the executive officer will immediately vest and become exercisable as of the date of termination and remain exercisable until their respective expiration dates.

      We have not entered into any material related party transactions during 2002.

Liquidity and Capital Resources

      Cash and cash equivalents combined with securities held-to-maturity totaled $23.5 million as of December 31, 2002, compared to $23.7 million as of December 31, 2001. Working capital as of December 31, 2002 was $39.6 million compared to $38.8 million as of December 31, 2001, an increase of $0.8 million. Our debt to equity ratio (excluding the effect of issuable common stock) as of December 31, 2002 improved to 0.001 to 1 compared to 0.04 to 1 at December 31, 2001.

      Cash Flows From Operating Activities. Net cash provided by operating activities increased $2.3 million, or 29.0%, to $10.1 million during 2002 compared to $7.8 million during 2001. The increase in net cash provided by operating activities was primarily a result of higher income before the effects of depreciation and amortization, and an increase in working capital, as compared to 2001.

      Cash Flows From Investing Activities. Net cash used in investing activities decreased by $17.5 million, to $1.4 million during 2002 compared to $18.9 million during 2001. The decrease in net cash used in investing activities was primarily a result of the proceeds received from securities held to maturity during 2002, partially offset by an increase in net cash expended for acquisitions. Capital expenditures during 2002 were $1.9 million compared to $1.6 million during 2001.

      Cash Flows From Financing Activities. Net cash used in financing activities increased by $22.8 million, to $0.5 million during 2002 compared to $22.3 million of net cash provided by financing activities during 2001. The reason for this change from cash provided by financing activities to cash used in financing activities was mainly due to our stock offering in 2001, which was partially offset by a reduction in principal payments on our debt during 2002.

      In September 2001, we entered into a $10.0 million unsecured line of credit agreement consisting of three components: (i) an acquisition component, (ii) an equipment and vehicle financing component, and (iii) a working capital component. The line provides up to a maximum of $5.0 million to finance acquisitions, up to a maximum of $3.0 million to finance equipment and vehicle purchases and up to a maximum of $10.0 million less the aggregate outstanding principal balance of the acquisition, and equipment and vehicle components for working capital. The line bears interest at either a range of 0.25% below prime to prime, or a range of 1.25% to 1.75% over LIBOR depending on our ability to meet certain financial covenants. In September 2002, the line of credit was amended to extend the maturity on the equipment and vehicle financing components from September 2002 to September 2003, and to extend the maturity on the acquisition and working capital components from June 2003 to June 2004. There were no amounts outstanding under this line of credit agreement as of December 31, 2002.

      In July 2002, we entered into a modification agreement relating to the acquisition of Hook. Under this agreement, the following obligations have been terminated: a $1,300,000 acquisition note payable and $700,000 in issuable common stock. Also under this agreement, the Company paid $746,000 and may pay up to an additional $320,000 if certain future conditions are met.

      In July 2002, we exercised certain provisions under the purchase agreement related to the CMB acquisition which allowed us to reduce the purchase price and resulted in the cancellation of an obligation to issue $559,000 in common stock.

      In November 2002, we entered into a 12 month $1.3 million letter of credit securing a facility lease in Irvine, California relating to the Company’s Orange County, Tettemer and Corporate divisions.

      We do not hold any derivative financial instruments for trading purposes or otherwise. Furthermore, we have not engaged in energy or commodity trading activities and do not anticipate doing so in the future, nor do we have any transactions involving unconsolidated entities or special purpose entities.

      On occasion, we will enter into purchase agreements related to acquisitions which provide for future purchase price payments or “earn-outs” as a result of achieving certain operating results by the acquired companies. As a result of these earn-out provisions, we may be obligated to pay additional consideration in future periods. Current accounting principles require that such earn-outs be accrued on our balance sheet only at the point at which the earn-out period has elapsed and the performance targets have been met. As of December 31, 2002, we may be obligated to pay a maximum of $7.4 million over the next 2 years in additional purchase price related to our acquisitions, of which approximately 50% will be paid in cash with the remaining 50% to be paid out in our common stock. Such potential earn-outs are not currently reflected on our balance sheet as the earn-out period has not elapsed and, therefore, the achievement of the performance target is currently unknown.

      The following summarizes our contractual obligations as of December 31, 2002, and the effect such obligations are expected to have on liquidity and cash flows in the future.

	Payments Due by Period

						2007 and
	Total	2003	2004	2005	2006	Thereafter

Capital lease obligations	$70,000	$52,000	$8,000	$9,000	$1,000	$—
Operating leases	18,334,000	4,737,000	3,578,000	3,267,000	2,418,000	4,334,000

Total contractual cash obligations	$18,404,000	$4,789,000	$3,586,000	$3,276,000	$2,419,000	$4,334,000

     Future Cash Requirements

      We expect to fund our future liquidity needs primarily from (i) operating cash flows, (ii) existing balances of cash and cash equivalents and securities held-to-maturity, and (iii) borrowings under our $10.0 million unsecured revolving line of credit, which we have not utilized as of December 31, 2002. We believe these sources of funds will be sufficient to provide for our operations and planned capital expenditures and satisfy our scheduled principal and interest payment obligations on our debt and capital lease obligations for the next twelve months. We expect our capital expenditures in fiscal 2003 to range between approximately $2.0 million to $2.5 million.

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

Effect of Recent Accounting Pronouncements

      In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statement of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to our financial statements. Although we have adopted the disclosure requirements of SFAS No. 148, we intend to continue applying Accounting Principles Board Opinion No. 25 in accounting for stock-based employee compensation.

      In April 2002 and July 2002, the Financial Accounting Standard Board (“FASB”) issued Statements of Financial Accounting Standard No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”), and No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), respectively. SFAS 145 prescribes amendments to existing pronouncements on accounting for early retirements of debt. The provisions of this statement are effective for financial statements issued on or after May 15, 2002. SFAS 146 addresses issues pertaining to costs associated with exit or disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of these standards will have a material effect on the Company’s financial condition, results of operations or cash flows.

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

      In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which became effective January 1, 2002. This statement requires that goodwill and intangible assets with indefinite useful lives no longer be amortized. Therefore, no goodwill amortization expense was incurred during 2002. The Company is required to perform its impairment test annually unless events or circumstances change that would indicate the carrying value of goodwill has been impaired. In addition, in the year of adoption, the Company was also required to perform a transitional test of goodwill for impairment as of January 1, 2002. The Company has completed its transitional impairment testing and no changes to the carrying value of goodwill were made. Accordingly, the adoption of this standard did not have a material effect on the Company’s financial condition, results of operations or cash flows.

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

Risk Factors — Risks Related To Our Industries

     Our business could suffer if there is a downturn in the real estate market

      We estimate that during 2002, approximately 63% of our services were rendered in connection with commercial and residential real estate development projects. Reduced demand in the real estate market would likely decrease the demand for our services. A decrease in the demand for our services could result in cash flow difficulties and potential operating losses for our company.

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

We derive revenue from contracts with government agencies. Any disruption in government funding or in our relationship with those agencies could adversely affect our business

      The demand for our services is related to the level of government program funding that is allocated to rebuild, improve and expand the nation’s infrastructure. We believe that the success and further development of our business depends, in part, upon the continued funding of these government programs and upon our ability to participate in these government programs. We cannot assure that governments will have the available resources to fund these programs, that these programs will continue to be funded even if governments have available financial resources or that we will continue to win government contracts.

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

We derive revenue from engineering services provided to the energy industry. Continued disruption in the pace of construction for new power plants, cogeneration facilities, and electrical distribution facilities could adversely affect our business

      The demand for our services is related to the level and pace of construction of energy related solutions. We believe that the success and further development of this aspect of our business depends, in part, upon the need and funding of these projects. High energy prices, power shortages, and pressure at state and federal levels for increased supply resulted in the increased demand for energy related solutions with an unprecedented number of new power plants, cogeneration facilities, and electrical distribution facilities projects announcements in 2001. However, a weakening demand and softening economy combined with a decline in energy prices have caused builders of such energy related solutions to reconsider planned projects. Many have announced downsizing or cancellations of new power plants and/or alternative power solutions. A continued decline in the pace of construction of new power plants and/or alternative power solutions could have an adverse affect on our industrial/ energy industry.

We may have difficulty in attracting and retaining qualified professionals, which may harm our reputation in the marketplace and restrict our ability to implement our business strategy

      We derive our revenue almost exclusively from services performed by our professionals. We may not be able to attract and retain the desired number of professionals over the short or long-term. There is significant competition for professionals with the skills necessary for the provision of our services from major and boutique consulting, engineering, research and other professional service firms. Our inability to attract and retain qualified professionals could impede our ability to secure and complete engagements, in which event, we may lose market share and our revenues and profit may decline.

     Terrorism and the uncertainty of war may have a material adverse effect on our operating results

      The terrorist attacks that took place in the United States on September 11, 2001, along with the United States military campaign against terrorism in Afghanistan and elsewhere, ongoing violence in the Middle East and increasing speculation regarding future military action against Iraq, have created many economic and political uncertainties, some of which may materially affect the markets in which we operate, and our operations and profitability. The disruption of our business as a result of these events, including disruptions and deferrals of real estate development projects, had an immediate adverse impact on our business. The short-term and long-term effects of these developments on our customers, the markets for our services and the U.S. economy are uncertain. The consequences of any terrorist attacks, or any armed conflicts that may result, are unpredictable, and we may not be able to foresee events that could have an adverse effect on our markets, or our business.

Risk Factors — Risks Related To Our Business

Our revenue, income and cash flow could decline if there is a downturn in the California economy or real estate market

      We estimate that during 2002, approximately 65% of our net revenue was derived from services rendered in California. Poor economic conditions in California may significantly reduce the demand for our services and decrease our revenue and profits. From 1991 to 1996, our business was negatively impacted during the real estate market downturn in Southern California, and we experienced cash flow difficulties and substantial operating losses.

If we are unable to effectively manage our growth, we could incur unforeseen costs or delays and our reputation and reliability in the marketplace could be damaged

      We have grown rapidly and intend to pursue further growth, through acquisitions and otherwise, as part of our business strategy but we may not be able to manage our growth effectively and efficiently. Our inability to manage our growth effectively and efficiently could cause us to incur unforeseen costs, time delays or otherwise adversely impact our business, any of which could cause a decline in our revenues and profitability. Our rapid growth has presented and will continue to present numerous administrative and operational challenges, including the management of an expanding array of engineering and consulting services, the assimilation of financial reporting systems, increased pressure on our senior management and increased demand on our systems and internal controls.

If we are unable to successfully implement our acquisition strategy, current expectations of our growth or operating results may not be met

      Our growth strategy includes the strategic acquisition of companies that expand our service offerings and geographic presence, including acquisitions that may be larger than our historic acquisitions. If we are unsuccessful in implementing our acquisition strategy, we could fail to achieve the revenue and profitability growth that we currently expect. We may not be successful in implementing our acquisition strategy for a number of reasons, including the following:

•	We may fail to consummate an acquisition even if an announcement had been made to acquire a target company;

•	As the engineering industry consolidates, suitable acquisition candidates are expected to become more difficult to locate and may only be available at an increased price or under terms that are less favorable than in the past;

•	We may not be able to arrange suitable financing to consummate an acquisition;

•	We may not be successful in integrating an acquired company’s professionals, clientele and culture into ours;

•	We may not be successful in generating the same level of operating performance as an acquired company experienced prior to the acquisition;

•	As we expand our service offerings and geographic presence, we may not be able to maintain the current level of quality of services;

•	We may not be able to maintain our reputation in an acquired entity’s geographic area or service offerings and as a consequence, our ability to attract and retain clients in those or other areas may be negatively impacted;

•	An acquired company may be less profitable than us resulting in reduced profit margins; and

•	The acquisition and subsequent integration of an acquired company may require a significant amount of management’s time diverting their attention from our existing operations and clients, which could result in the loss of key employees or clients.

If our estimates or assumptions used in arriving at the fair value of acquired entities change from those used in our current valuations, we may be required to recognize a goodwill impairment loss

      We use estimates in order to determine if goodwill has been impaired. An impairment loss may be required to be recognized if the carrying amount of a reporting unit’s net book value exceeds the estimated fair value of the reporting unit. We arrive at the estimated fair value of a reporting unit by using a variety of customary valuation methods, such as discounted cash flow analysis and multiples of net revenue and earnings before interest and taxes. These valuation methods use a variety of assumptions such as future billable employee headcount, net revenue, operating income, cash flow, discount rates and multiples. Estimating fair value of a reporting unit is a subjective process and requires the use of our best estimates. If our estimates or assumptions change from those used in our current valuation, we may be required to recognize an impairment loss. As of December 31, 2002, our goodwill balance was $23.1 million.

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

Our backlog is an uncertain indicator of future financial performance and it is subject to adjustment or cancellation

      Our gross revenue backlog as of December 31, 2002 was approximately $51 million. There is no assurance that the entire balance of our backlog will convert into revenue since our contracts are subject to scope adjustments and/or cancellations. These types of scope adjustments or cancellations may result in a reduction in our backlog which could adversely affect our revenue and profit.

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

If our employees leave our company and join a competitor, we may lose business

      Our employees might leave our company and become competitors of ours. If this happens, we may lose some of our existing clients that have formed relationships with our former employees. In addition, we may lose future clients to a former employee as a new competitor. In either event, we could lose clients and revenue, and our profitability could decline.

Our business may expose us to liability in excess of our current insurance coverage

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

      We currently maintain general liability insurance, umbrella, professional liability, directors and officers, and various types of other insurance policies. Claims may be made against us which exceed the limits of these policies, in which case we would be liable to pay these claims from our assets. Our professional liability and directors and officers policies are “claims made” policies and only claims made during the term of the policy are covered. If we terminate our policies and do not obtain retroactive coverage, we would be uninsured for claims made after termination even if these claims are based on events or acts that occurred during the term of the policy. Our insurance policies typically have various exceptions to the claims covered and also require us to assume some costs of the claim even though a portion of the claim may be covered, resulting in potential liability to us. Further, our expansion into new services or geographic areas could result in our failure to obtain coverage for these services or areas, or the coverage being offered may be at a higher cost than our current coverage. Due to the current insurance environment we have experienced and may continue to experience, an increase in our insurance premiums. We may not be able to pass these increases on to our clients in increased billing rates.

If we are unable to engage qualified subcontractors, we may lose projects, revenue and clients

      We often contract with outside companies to perform designated portions of the services we perform for our clients. If we are unable to engage subcontractors, our ability to perform under some of our contracts may be impeded and the quality of our service may decline. As a consequence, we may lose projects, revenue and clients. For 2002, subcontractor costs accounted for approximately 16% of our net revenue.

We derive revenue from contracts for work performed in foreign countries which are subject to a number of risks that could adversely affect the results from these contracts

      International business is subject to the customary risks associated with international transactions, including political risks, local law and taxes, difficulty in enforcing contracts, the potential imposition of trade or currency exchange restrictions, tariff increases and difficulties or delays in collecting accounts receivables. Weak foreign economies and/or a weakening of foreign currencies against the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations.

Risk Factors — Risks Related To Ownership of Our Stock

Our stock price may decrease, which could result in significant losses for investors or adversely affect our business

      The following factors could cause the market price of our common stock to decrease, perhaps substantially:

•	the failure of our quarterly operating results to meet expectations;

•	adverse developments in the worldwide economy, the financial markets, the engineering and consulting services market, the real estate market, the public works/ infrastructure market, and/or the industrial/energy market;

•	interest rates;

•	our failure to meet securities analysts’ expectations;

•	changes in accounting principles;

•	sales of common stock by existing shareholders or holders of options;

•	announcements of key developments by our competitors;

•	the reaction of markets and securities analysts to announcements and developments involving our company; and

•	resolution of threatened or pending litigation.

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

Shares of our common stock eligible for public sale could cause the market price of our stock to drop, even if our business is doing well

      We currently have approximately 7.5 million shares of common stock outstanding. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, and could adversely affect the market price for our common stock. Certain shareholders hold large amounts of shares which they are able to sell in the public market. Significant sales of these shares could cause the market price of our common stock to decline regardless of the performance of our business. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to interest rate changes primarily as a result of our securities held-to-maturity, line of credit, and long term debt, which are used to maintain liquidity and to fund capital expenditures and our expansion. The Company intends to hold all of its securities until maturity, and therefore, should not bear any interest rate risk due to early disposition. Due to the relatively immaterial levels of our current borrowings, our earnings and cash flows should not be materially impacted by changes in interest rates. Our bank line of credit is based on variable interest rates and is therefore affected by changes in market rates. We do not enter into derivative or interest rate hedging transactions.

      The table below presents the principal amounts of securities held-to-maturity, weighted average interest rates, fair values and other items required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes as of December 31, 2002.

		Fair
	2003	Value(1)

Securities held-to-maturity (non-trading)	$3,164,000	$3,174,000
Weighted average interest rate(2)	1.85%	1.85%

(1)	The fair value for securities held-to-maturity was based on the quoted market price of such securities as of December 31, 2002.

(2)	Approximately 55% of the Company’s securities held-to-maturity are invested in federally tax-exempt bonds. The weighted average interest rate shown above is a combination of pre-tax interest rate for taxable securities and an after tax interest rate for tax-exempt securities.

      As the table incorporates only those exposures that existed as of December 31, 2002, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented in the table has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on those exposures or positions that arise during the period and interest rates.

Item 8.	Consolidated Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

The Keith Companies, Inc.:

      We have audited the accompanying consolidated balance sheets of The Keith Companies, Inc. and subsidiaries as of December 31, 2001 and 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Keith Companies, Inc. and subsidiaries as of December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Orange County, California

February 6, 2003

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2002

ASSETS
Current assets:
Cash and cash equivalents	$12,212,000	$20,333,000
Securities held-to-maturity	11,521,000	3,164,000
Contracts and trade receivables, net of allowance for doubtful accounts of $951,000 and $1,123,000 at December 31, 2001 and 2002, respectively	18,618,000	18,771,000
Costs and estimated earnings in excess of billings	8,270,000	10,392,000
Prepaid expenses and other currents assets	1,458,000	1,367,000

Total current assets	52,079,000	54,027,000
Equipment and leasehold improvements, net	4,921,000	4,831,000
Goodwill, net of accumulated amortization of $761,000 at December 31, 2001 and 2002.	14,252,000	23,056,000
Other assets	240,000	312,000

Total assets	$71,492,000	$82,226,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$459,000	$52,000
Trade accounts payable	2,376,000	1,818,000
Accrued employee compensation	3,091,000	3,722,000
Current portion of deferred tax liabilities	2,028,000	3,065,000
Other accrued liabilities	2,961,000	4,484,000
Billings in excess of costs and estimated earnings	2,383,000	1,273,000

Total current liabilities	13,298,000	14,414,000
Long-term debt and capital lease obligations, less current portion	1,453,000	18,000
Issuable common stock	1,512,000	2,215,000
Deferred tax liabilities	1,271,000	1,675,000
Accrued rent	225,000	292,000

Total liabilities	17,759,000	18,614,000

Shareholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value. Authorized 100,000,000 shares; issued and outstanding 7,309,684 and 7,514,140 shares in 2001 and 2002, respectively	7,000	8,000
Additional paid in capital	42,096,000	44,166,000
Retained earnings	11,630,000	19,438,000

Total shareholders’ equity	53,733,000	63,612,000

Commitments and contingencies (Notes 6, 9, 10, 17, 18, and 19)
Total liabilities and shareholders’ equity	$71,492,000	$82,226,000

See accompanying notes to consolidated financial statements.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,

	2000	2001	2002

Gross revenue	$57,835,000	$74,314,000	$106,487,000
Subcontractor costs	4,454,000	7,470,000	14,889,000

Net revenue	53,381,000	66,844,000	91,598,000
Costs of revenue	34,362,000	42,970,000	59,716,000

Gross profit	19,019,000	23,874,000	31,882,000
Selling, general and administrative expenses	10,834,000	14,015,000	19,105,000

Income from operations	8,185,000	9,859,000	12,777,000
Interest income	31,000	552,000	384,000
Interest expense (income), net	341,000	263,000	(47,000)
Other (income) expenses, net	(44,000)	54,000	(625,000)

Income before provision for income taxes and discontinued operations	7,919,000	10,094,000	13,833,000
Provision for income taxes	3,199,000	3,916,000	5,397,000

Income from continuing operations	4,720,000	6,178,000	8,436,000
Loss from discontinued operations, net of income taxes	—	329,000	628,000

Net income	$4,720,000	$5,849,000	$7,808,000

Earnings per share from continuing operations:
Basic	$0.95	$0.94	$1.15

Diluted	$0.89	$0.87	$1.07

Earnings (loss) per share from discontinued operations, net of income taxes:
Basic	$—	$(0.05)	$(0.09)

Diluted	$—	$(0.05)	$(0.08)

Earnings per share:
Basic	$0.95	$0.89	$1.06

Diluted	$0.89	$0.82	$0.99

Weighted average number of shares outstanding:
Basic	4,983,692	6,604,367	7,363,073

Diluted	5,299,679	7,092,505	7,868,877

See accompanying notes to consolidated financial statements.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional
	Shares	Common	Paid-In	Retained
	Outstanding	Stock	Capital	Earnings	Total

Balance at December 31, 1999	4,972,624	$5,000	$11,770,000	$1,061,000	$12,836,000
Issuance of common stock	170,258	—	819,000	—	819,000
Net income	—	—	—	4,720,000	4,720,000
Repurchase of common stock	(27,000)	—	(136,000)	—	(136,000)

Balance at December 31, 2000	5,115,882	5,000	12,453,000	5,781,000	18,239,000
Issuance of common stock	1,970,093	2,000	28,601,000	—	28,603,000
Stock options exercised	278,709	—	596,000	—	596,000
Tax benefit from exercise of stock options	—	—	879,000	—	879,000
Net income	—	—	—	5,849,000	5,849,000
Repurchase of common stock	(55,000)	—	(433,000)	—	(433,000)

Balance at December 31, 2001	7,309,684	7,000	42,096,000	11,630,000	53,733,000
Issuance of common stock	174,783	1,000	1,822,000	—	1,823,000
Stock options exercised	29,673	—	159,000	—	159,000
Tax benefit from exercise of stock options	—	—	89,000	—	89,000
Net income	—	—	—	7,808,000	7,808,000

Balance at December 31, 2002	7,514,140	$8,000	$44,166,000	$19,438,000	$63,612,000

See accompanying notes to consolidated financial statements.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2000	2001	2002

Cash flows from operating activities:
Net income	$4,720,000	$5,849,000	$7,808,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,558,000	2,349,000	2,283,000
Loss on sale/impairment of equipment	37,000	23,000	93,000
Reduction in purchase price of acquired companies	—	—	(769,000)
Tax benefit from exercise of stock options	—	879,000	89,000
Changes in operating assets and liabilities, net of effects from acquisitions:
Contracts and trade receivables, net	(2,271,000)	659,000	3,369,000
Costs and estimated earnings in excess of billings	(1,297,000)	(1,807,000)	(1,545,000)
Prepaid expenses and other current assets	(73,000)	(366,000)	108,000
Trade accounts payable and accrued liabilities	(540,000)	277,000	(270,000)
Billings in excess of costs and estimated earnings	249,000	(341,000)	(1,042,000)
Deferred tax liabilities	629,000	306,000	(28,000)

Net cash provided by operating activities	3,012,000	7,828,000	10,096,000

Cash flows from investing activities:
Net cash expended for acquisitions	(1,383,000)	(5,834,000)	(8,048,000)
Additions to equipment and leasehold improvements	(1,341,000)	(1,575,000)	(1,872,000)
Proceeds from (purchase of) securities held-to-maturity	—	(11,521,000)	8,357,000
Proceeds from sales of equipment	3,000	15,000	134,000

Net cash used in investing activities	(2,721,000)	(18,915,000)	(1,429,000)

Cash flows from financing activities:
Payments on line of credit, net	651,000	(2,294,000)	—
Principal payments on long-term debt and capital lease obligations, including current portion	(1,520,000)	(3,528,000)	(705,000)
Repurchase of common stock	(136,000)	(433,000)	—
Proceeds from exercise of stock options	188,000	596,000	159,000
Net proceeds from stock offering	—	27,915,000	—

Net cash (used in) provided by financing activities	$(817,000)	$22,256,000	$(546,000)

Net (decrease) increase in cash and cash equivalents	(526,000)	11,169,000	8,121,000
Cash and cash equivalents, beginning of year	1,569,000	1,043,000	$12,212,000

Cash and cash equivalents, end of year	$1,043,000	$12,212,000	$20,333,000

See supplemental cash flow information at Note 15.

See accompanying notes to consolidated financial statements.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2000, 2001 and 2002

(1)	Organization and Basis of Presentation

      The Keith Companies, Inc. (“TKCI”), is incorporated in the state of California and has been conducting business since 1983. TKCI is a full service engineering and consulting services firm providing professional services on a wide range of short and long-term projects pursuant to mainly short-term contracts to the real estate development and public works/infrastructure industry, and the industrial/ energy industry. These services are rendered principally in California, Nevada, Utah, Arizona, Oregon, Texas, and Michigan. References to “TKCI” or “the Company” mean the Company and all of its wholly-owned subsidiaries.

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

(2)	Summary of Significant Accounting Policies

Principles of Consolidation

      The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America. All material intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

      Cash equivalents are primarily comprised of highly liquid debt instruments with maturities of three months or less when purchased. The Company’s excess cash is managed by two financial institutions and, therefore, may be subject to certain concentration of credit risks.

Securities Held-To-Maturity

      The Company accounts for its securities as held-to-maturity (“Securities”) under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). Under SFAS No. 115, the Company is required to classify its Securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities for which the Company has the intent and ability to hold until maturity. All other securities not included in trading or held-to-maturity categories are classified as available-for-sale. The Company has the ability and intent to hold all of its Securities until maturity and therefore, has classified its Securities as held-to-maturity. Accordingly, the Securities are stated at amortized cost. The Company’s Securities are invested in highly liquid investment grade short-term debt securities. Included in the Company’s Securities balance is $1,300,000 representing collateral related to a 12 month letter of credit, which is securing a facility lease in Irvine, California and which expires in November 2003.

Revenue and Cost Recognition on Contracts

      The Company enters into fixed fee contracts and contracts that provide for fees on a time-and-materials basis, most of which have not-to-exceed provisions. Contracts typically vary in length between six months and three years. However, many contracts are for small increments of work, which can be completed in less than six months. For contracts with a fixed fee or a not-to-exceed provision, revenue is recognized on the percentage of completion method of accounting based on the proportion of actual direct contract costs

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

incurred to total estimated direct contract costs. Management considers costs incurred to be the best available measure of progress on contracts. For time and material contracts, revenue is recognized as earned.

      In the course of providing its services, the Company sometimes subcontracts with various providers and professionals like technical consultants, product suppliers and installers, landscape architects, architects, geotechnical engineers, structural engineers, traffic engineers, and aerial photographers. These costs are included in the billings to the clients and are included in the Company’s gross revenue. Because subcontractor services can change significantly from project to project, changes in gross revenue may not be indicative of business trends. Accordingly, the Company also reports net revenue, which is gross revenue less subcontractor costs.

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

      At December 31, 2001 and 2002, the Company had no significant amounts included in contracts and trade receivables or trade accounts payable representing amounts retained pending contract or subcontractor completion.

Equipment and Leasehold Improvements

      Equipment and leasehold improvements are stated at cost, while capital leased assets are stated at the lesser of the present value of future minimum lease payments or fair value. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, as follows:

Equipment	3 to 10 years
Leasehold improvements	1 to 7 years

      When assets are sold or otherwise retired, the related cost and accumulated depreciation are removed from the accounts and the resulting gain or loss is included in other expenses (income), net in the accompanying consolidated statements of income.

Income Taxes

      The Company accounts for income taxes under the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company considers recording a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

      The Company accounts for its stock options in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has not recorded any compensation expense related to the granting of options. SFAS No. 123, “Accounting for Stock Based Compensation,” permits entities to recognize the fair value of all stock-based awards on the date of grant as expense over the vesting period. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

      Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income would have been adjusted to the pro forma amount indicated below:

	Years Ended December 31,

	2000	2001	2002

Net income:
As reported	$4,720,000	$5,849,000	$7,808,000
Pro forma	$4,481,000	$5,496,000	$7,404,000
Basic earnings per share:
As reported	$0.95	$0.89	$1.06
Pro forma	$0.90	$0.83	$1.01
Diluted earnings per share:
As reported	$0.89	$0.82	$0.99
Pro forma	$0.85	$0.77	$0.94

      The following represents assumptions used to estimate the fair value of options granted as determined using the Black-Scholes option pricing model:

	Years Ended December 31,

	2000	2001	2002

Weighted average stock price per share of common stock at grant date	$5.50	$7.69	$8.21
Weighted average exercise price per option granted	$5.50	$7.69	$8.21
Expected volatility	51.5%	76.2%	68.4%
Risk-free interest rate	5.0%	4.2%	2.74%
Expected Option term (years)	5	5	5
Stock dividend yield	0.0%	0.0%	0.0%

      The weighted average fair value of options granted during the years ended December 2000, 2001, and 2002 was $3.03, $8.91, and $7.76 per share, respectively.

Earnings Per Share

      Basic earnings per share (“EPS”) is computed by dividing net income during the period by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income during the period by the weighted average number of shares that would have been outstanding assuming the issuance of dilutive potential common shares during the reporting period, net of shares assumed to be repurchased using the treasury stock method. In conjunction with certain acquisitions, the Company agreed to pay consideration consisting of shares of its common stock (see Note 6). As a result, the Company

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated and included 138,219, 169,989 and 260,917 weighted average contingently issuable shares in its diluted EPS computation for the years ended December 31, 2000, 2001 and 2002, respectively.

      The following is a reconciliation of the denominator for the basic EPS computation to the denominator of the diluted EPS computation.

	Years Ended December 31,

	2000	2001	2002

Weighted average shares used for the basic EPS computation	4,983,692	6,604,367	7,363,073
Incremental shares from the assumed exercise of dilutive stock options and stock warrants and contingently issuable shares	315,987	488,138	505,804

Weighted average shares used for the diluted EPS computation	5,299,679	7,092,505	7,868,877

      There were 475,248, 84,959 and 138,693 anti-dilutive weighted potential common shares excluded from the above calculation in 2000, 2001 and 2002, respectively.

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

      The accounting policies that are most important to the portrayal of the Company’s financial condition and results of operations, and require management’s most difficult, subjective or complex judgements, are considered to be critical accounting policies. Because of the uncertainties inherent in making assumptions and estimates regarding unknown future outcomes, future events may result in significant differences between estimates and actual results. Management believes that each of the assumptions and estimates are appropriate in the circumstances, and represent the most likely future outcome. Management believes the critical accounting policies relate to estimates of costs to complete and revenue recognition on contracts, estimates as to the assessment of collectibility of contracts and trade receivables, and estimates used to determine if goodwill is impaired.

Risks and Uncertainties

      As of December 31, 2002, approximately 8% of the Company’s work force is covered by collective bargaining agreements that expire during 2004 and 2005.

Reclassifications

      Certain 2000 and 2001 balances have been reclassified to conform to the presentation used in 2002.

(3) Discontinued Operations

      During 2002, the Company closed three of its divisions. Two of these divisions relate to the Company’s acquisition of Hook & Associates Engineering, Inc. (“Hook”) and were located in Colorado and Wyoming. The third closure related to the Company’s internally developed Communication division, which was located

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in California. The closures were primarily due to lower than expected operating results and continuing difficult market conditions. In accordance with Generally Accepted Accounting Principles (“GAAP”), the balances and activities of these divisions have been segregated and reported as discontinued operations for the current year and all prior years effected.

(4) Secondary Offering of Common Stock

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

(5) Goodwill

      Effective January 1, 2002, the Company adopted SFAS No. 142. Under this standard, goodwill is no longer amortized. Therefore, no goodwill amortization expense was incurred during the year ended December 31, 2002. Beginning January 1, 2002, goodwill is required to be tested for impairment on an annual basis, and is required to be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. The table below shows the as adjusted effect on net income, basic earnings per share and diluted earnings per share had SFAS No. 142, which eliminated goodwill amortization, been applied in 2000 and 2001:

	Years Ended December 31,

	2000	2001	2002

Net income:
Reported net income	$4,720,000	$5,849,000	$7,808,000
Add back: Goodwill amortization (net of income taxes)	132,000	264,000	—

Adjusted net income	$4,852,000	$6,113,000	$7,808,000

Basic earnings per share:
Reported basic earnings per share	$0.95	$0.89	$1.06
Add back: Goodwill amortization (net of income taxes)	0.03	0.04	—

Adjusted basic earnings per share	$0.98	$0.93	$1.06

Diluted earnings per share:
Reported diluted earnings per share	$0.89	$0.82	$0.99
Add back: Goodwill amortization (net of income taxes)	0.02	0.04	—

Adjusted diluted earnings per share	$0.91	$0.86	$0.99

      For financial reporting purposes, the Company has grouped its operations into two primary reportable segments: Real Estate Development and Public Works/ Infrastructure (“REPWI”) and Industrial/ Energy

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(“IE”). The changes in the carrying amount of goodwill as reported by each reportable segment for the year ended December 31, 2002 is as follows:

	REPWI	IE	Total

Balance as of December 31, 2001	$10,457,000	$3,795,000	$14,252,000
Goodwill generated during period	8,290,000	—	8,290,000
Purchase price adjustments	(556,000)	1,070,000	514,000

Balance as of December 31, 2002	$18,191,000	$4,865,000	$23,056,000

      The Company has completed its transitional and annual impairment testing and no changes to the carrying value of goodwill were made as a result of the adoption of SFAS No. 142. Subsequent impairment testing will take place annually as well as when a triggering event indicating impairment may have occurred.

(6) Acquisitions

ALNM Group, Inc.

      Effective March 1, 2002, the Company acquired all the outstanding shares of common stock of ALNM Group, Inc. (“ALNM”) for an adjusted purchase price of $10.8 million. The results of ALNM’s operations have been included in the consolidated financial statements since March 2002. ALNM, based in Michigan, specializes in government services, with expertise in environmental, civil, mechanical and electrical engineering as well as planning and surveying. The acquisition expanded TKCI’s geographic coverage and enhanced TKCI’s array of services it offers to clients in the public works and infrastructure industries. The adjusted purchase price consists of $7.7 million which was paid in cash and $3.1 million to be paid in the Company’s common stock. Approximately $1.6 million in value of shares was issued in 2002, with the remaining $1.5 million in value of shares to be issued in 2003, which is subject to certain adjustments as set forth in the purchase agreement.

      In accordance with SFAS No. 141, this acquisition was accounted for using the purchase method of accounting. Therefore, the Company recorded adjusted goodwill of $8,290,000, which represents the excess of the adjusted purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed.

      The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition:

ALNM Group, Inc.

As of March 1, 2002

Current assets	$4,658,000
Equipment and leasehold improvements	492,000
Goodwill	8,290,000

Total assets acquired	13,440,000
Liabilities assumed	(2,610,000)

Net assets acquired	$10,830,000

Universal Energy, Inc.

      On November 30, 2001, the Company acquired all the outstanding shares of common stock of Universal Energy, Inc. (“UEI”) and its wholly owned subsidiary Amerex International, Inc. for an adjusted purchase

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

price of $3,309,000, paid in cash. In addition, the former shareholders may be eligible for additional consideration which may affect the purchase price as a result of an earn-out provision. Under the earn-out provision, the former shareholders may be eligible to receive future cash and stock payments based on certain profitability targets during 2002, 2003 and 2004. The Company completed the preliminary calculation of the 2002 earn-out and recorded an estimated liability of $1.4 million, of which 50% would be paid in the form of the Company’s common stock and 50% would be paid in cash. The results of UEI’s operations have been included in the consolidated financial statements since December 2001. UEI, which is based in Texas, provides start-up management, technical support, facility acquisition analysis, operations and maintenance, and manpower augmentation to the power industry. This acquisition has enhanced TKCI’s geographic coverage and has expanded TKCI’s package of services it can offer to clients in the power and energy industries.

      In accordance with SFAS No. 141, this acquisition was accounted for using the purchase method of accounting. Therefore, the Company recorded adjusted goodwill of $3,273,000, which represents the excess of the adjusted purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed.

Pacific Engineering Corporation

      On September 28, 2001, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Pacific Engineering Corporation (“PEC”) for an adjusted purchase price of $2,215,000, paid in cash. The results of PEC’s operations have been included in the consolidated financial statements since October 2001. PEC is an Oregon based engineering and design services firm specializing in the fields of power transmission and distribution, hydroelectric energy facilities, and other utility infrastructure services. The acquisition has diversified TKCI geographically, as well as increased TKCI’s service offerings through a new expertise in power transmission and hydroelectric power.

      In accordance with SFAS No. 141, this acquisition was accounted for using the purchase method of accounting. Therefore, the Company recorded adjusted goodwill of $1,592,000, which represents the excess of the adjusted purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed.

Hook & Associates Engineering, Inc.

      On January 31, 2001, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Hook & Associates Engineering, Inc. (“Hook”) for an adjusted purchase price of $3,510,000. The adjusted purchase price reflects the reduction of consideration resulting from a modification agreement in July 2002, which resulted in the Company reducing goodwill, certain operating assets, and interest expense by $282,000, $178,000, and $130,000 respectively, and increasing other income by $379,000. The results of Hook’s operations have been included in the consolidated financial statements since February 2001. This acquisition was accounted for using the purchase method of accounting. Accordingly, the Company recorded adjusted goodwill of $2,405,000, which represents the excess of the adjusted purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed. Such amount was amortized over a period of 25 years through December 31, 2001.

Crosby Mead Benton & Associates

      On October 13, 2000, TKCI acquired all of the outstanding shares of common stock of Crosby, Mead, Benton & Associates (“CMB”) for an adjusted purchase price of $1,828,000. The results of CMB’s operations have been included in the consolidated financial statements since October 2001. This acquisition was accounted for using the purchase method of accounting. Accordingly, the Company recorded adjusted goodwill of $1,648,000, which represents the excess of the purchase price over the fair value of the net tangible

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and identifiable intangible assets acquired and liabilities assumed. Such amount was amortized over a period of 25 years through December 31, 2001.

(7) Equipment and Leasehold Improvements

      Equipment and leasehold improvements at December 31, 2001 and 2002 consist of the following:

	2001	2002

Equipment	$11,331,000	$12,815,000
Leasehold improvements	481,000	613,000
Accumulated depreciation and amortization	(6,891,000)	(8,597,000)

Equipment and leasehold improvements, net	$4,921,000	$4,831,000

(8) Indebtedness

Line of Credit, Long-Term Debt and Capital Lease Obligations

	December 31,

	2001	2002

Notes payable (see (a) below)	$1,300,000	$—
Capital lease obligations and other	612,000	70,000

	1,912,000	70,000
Less current portion	(459,000)	(52,000)

	$1,453,000	$18,000

(a)	A $1.3 million unsecured promissory note, bearing an interest rate of 8%, was executed in conjunction with the Asset Purchase Agreement dated January 31, 2001 between the Company and Hook related to the acquisition of substantially all of the assets and the assumption of substantially all of the liabilities of Hook. This note was cancelled in July 2002 in conjunction with the modification agreement relating to the Hook acquisition.

      In September 2001, the Company entered into a $10.0 million unsecured line of credit agreement consisting of three components: (i) an acquisition component, (ii) an equipment and vehicle financing component, and (iii) a working capital component. The line provides up to a maximum of $5.0 million to finance acquisitions, up to a maximum of $3.0 million to finance equipment and vehicle purchases and up to a maximum of $10.0 million less the aggregate outstanding principal balance of the acquisition, and equipment and vehicle components for working capital. The line bears interest at either a range of 0.25% below prime to prime, or a range of 1.25% to 1.75% over LIBOR depending on the Company’s ability to meet certain financial covenants. In September 2002, the line of credit was amended to extend the maturity on the equipment and vehicle financing components from September 2002 to September 2003, and to extend the maturity on the acquisition and working capital components from June 2003 to June 2004. This line of credit agreement restricts the payment of dividends without the bank’s consent. There were no amounts outstanding under this line of credit agreement as of December 31, 2002.

      In 2002, the Company entered into a 12 month $1.3 million letter of credit securing a facility lease in Irvine, California relating to the Company’s Orange County, Tettemer and Corporate divisions.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9) Leases

      The Company leases equipment and vehicles under capital lease agreements that expire at various dates through 2006. The capital lease obligations are secured by certain assets of the Company. The Company also has several noncancelable operating leases, primarily for office facilities, that expire through 2009. These facility leases generally contain renewal options for periods ranging from one to five years and require the Company to pay costs, including common area maintenance and insurance charges. Rental expense for operating leases during 2000, 2001 and 2002 totaled $2,409,000, $3,109,000 and $4,147,000, respectively.

      Certain facilities have been subleased and also provide for reimbursement of various common area maintenance charges. Rental expense has been reduced for sublease income of $11,000, $9,000 and $233,000 for the years ended December 31, 2000, 2001 and 2002, respectively. Future minimum lease payments as of December 31, 2002 are as follows:

	Operating	Capital
	Leases	Leases

Years ending December 31:
2003.	$4,737,000	$58,000
2004.	3,578,000	9,000
2005.	3,267,000	6,000
2006.	2,418,000	1,000
2007.	1,702,000	—
Thereafter	2,632,000	—

Total future minimum lease payments	$18,334,000	74,000

Less amounts representing interest		(4,000)

Total obligations under capital leases		70,000
Less current portion		(52,000)

Long-term capital lease obligations		$18,000

(10) Common Stock and Stock Plans

Stock Option Plans

      In 1994, TKCI adopted a stock option plan (the Plan) under which common stock of TKCI was available for grant. The number of authorized options to be granted under the Plan was amended from 1,111,111 in 1999 to 1,600,000 in 2001. Stock options have been granted with an exercise price equal to or greater than the stock’s estimated fair market value at the date of grant. All stock options issued in connection with the Plan have ten-year terms that vest and become exercisable ratably each year for a period of up to five

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years from the grant date. At December 31, 2002, there were 500,272 options available for grant under the Plan. Stock option activity during the periods indicated is as follows:

	Number of Shares	Weighted-average
	Underlying Options	Exercise Price

Balance at December 31, 1999	766,282
Granted	178,150	$4.95
Exercised	(30,095)	$3.09
Forfeited	(41,878)	$6.69

Balance at December 31, 2000	872,459
Granted	181,650	$14.03
Exercised	(189,959)	$3.13
Forfeited	(66,338)	$9.42

Balance at December 31, 2001	797,812
Granted	115,500	$13.27
Exercised	(29,673)	$5.37
Forfeited	(44,161)	$13.89

Balance at December 31, 2002	839,478

      The weighted average remaining contractual life and weighted average exercise price of options outstanding and of options exercisable as of December 31, 2002, were as follows:

	Outstanding
				Exercisable
	Number of	Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$2.70 to $4.82	287,577	5.15	$3.51	198,631	$3.06
$5.00 to $9.00	302,901	6.84	$8.26	168,561	$8.29
$9.33 to $22.00	249,000	8.52	$13.58	45,780	$12.29

	839,478			412,972

      At December 31, 2000, 2001 and 2002, the number of shares of common stock subject to exercisable options were 363,810, 296,328 and 412,972 respectively, and the weighted-average exercise prices of those options were $4.22, $5.54 and $6.22, respectively.

Stock Warrants

      The Company issued stock warrants to purchase 150,000 shares of the Company’s common stock in connection with the acquisitions of Thompson-Hysell, Inc., John M. Tettemer and Associates, Ltd., and ESI, Engineering Services Incorporated. Warrants were generally granted with an exercise price equal to or greater than the underlying stock’s estimated fair market value at the date of grant, vested immediately and were exercisable at any time until the expiration date. All warrants were exercised as of December 31, 2001.

(11) Employee Benefit Plans

      As of December 31, 2002, the Company had two defined contribution 401(k) plans, which commenced in 1980 and 1988, covering a majority of its employees. These plans are designed to be tax deferred in

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accordance with the provisions of Section 401(k) of the Internal Revenue Code. Effective January 1, 2003, these two 401(k) plans were merged into one Company plan. Employees may contribute from 1% to 50%, subject to limitations, of compensation on a tax-deferred basis through a salary reduction arrangement. Effective January 1, 2000, the Company increased the employer contribution percentage to 100% of the first 3%, plus 50% of the next 2% of employee contributions, vesting immediately. During 2000, 2001 and 2002, the Company incurred $851,000, $1,020,000 and $1,444,000, respectively, related to its 401(k) plans, which represented the Company’s entire obligations under the employer matching contribution program for the years ended December 31, 2000, 2001 and 2002.

(12) Income Taxes

      Income tax expense consists of the following:

	Years Ended December 31,

	2000	2001	2002

Current:
Federal	$2,036,000	$2,701,000	$3,738,000
State	534,000	700,000	899,000

Subtotal	2,570,000	3,401,000	4,637,000

Deferred:
Federal	514,000	267,000	276,000
State	115,000	39,000	79,000

Subtotal	629,000	306,000	355,000

Total	$3,199,000	$3,707,000	$4,992,000

Provision for income taxes from continuing operations	$3,199,000	$3,916,000	$5,397,000
Provision (benefit) from discontinued operations	—	(209,000)	(405,000)

Total provision for income taxes	$3,199,000	$3,707,000	$4,992,000

      A reconciliation of income tax expense at the federal statutory rate of 34% to the Company’s provision for income taxes is as follows:

	Years Ended December 31,

	2000	2001	2002

Computed “expected” federal income tax expense	$2,692,000	$3,432,000	$4,704,000
State income tax expense, net of federal income tax benefit	451,000	513,000	699,000
Other	56,000	(29,000)	(6,000)

	$3,199,000	$3,916,000	$5,397,000

      Current income tax expense does not reflect a $879,000 and $89,000 tax benefit related to the exercise of employee stock options during 2001 and 2002, respectively. The tax benefit related to the exercise of employee stock options was recorded to additional paid-in capital in the accompanying consolidated statements of shareholders’ equity.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	December 31,

	2001	2002

Deferred tax assets:
Accrued liabilities and employee compensation	$333,000	$401,000
Billings in excess of costs and estimated earnings	523,000	497,000
Allowance for doubtful accounts	471,000	529,000
State tax	168,000	220,000
Other	119,000	267,000

Total deferred tax assets	1,614,000	1,914,000

Deferred tax liabilities:
Equipment and improvements, net	360,000	363,000
Section 481, change from cash to accrual	965,000	1,175,000
Costs and estimated earnings in excess of billings	2,934,000	4,056,000
Goodwill amortization	205,000	584,000
Prepaid expenses	162,000	236,000
Other	287,000	240,000

Total deferred tax liabilities	4,913,000	6,654,000

Net deferred tax liabilities	$3,299,000	$4,740,000

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

      As of December 31, 2002, the Company had no federal or state net operating loss carryforwards available to offset future taxable income.

(13) Segment and Related Information

      The Company evaluates performance and makes resource allocation decisions based on the overall type of services provided to customers. For financial reporting purposes, the Company has grouped its operations into two reportable segments: Real Estate Development and Public Works/ Infrastructure (“REPWI”) and Industrial/ Energy (“IE”). The REPWI segment primarily provides engineering and consulting services for the development of both private projects (such as residential communities, commercial and industrial properties and recreational projects), and public works/infrastructure projects (such as transportation and water/ sewage facilities). The IE segment provides the technical expertise and management required to design and test manufacturing facilities and processes and to facilitate the construction, through design, testing, and startup support of primary and alternate electrical power systems for power generators and large scale power consumers.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The acquisition of CMB in October 2000, Hook in January 2001, and ALNM in March 2002 are reported as part of the Company’s REPWI reporting segment, while the acquisition of PEC in September 2001 and UEI in November 2001 are reported as part of the Company’s IE reporting segment.

      The following tables set forth information regarding the Company’s operating segments as of and for the years ended December 31, 2000, 2001 and 2002:

	Year Ended December 31, 2000

			Corporate
	REPWI	IE	Costs	Consolidated

Net revenue	$48,939,000	$4,442,000	$—	$53,381,000
Income from operations	$12,433,000	$733,000	$(4,981,000)	$8,185,000
Loss from discontinued operations	$—	$—	$—	$—
Identifiable assets	$31,294,000	$2,018,000	$—	$33,312,000

	Year Ended December 31, 2001

			Corporate
	REPWI	IE	Costs	Consolidated

Net revenue	$60,069,000	$6,775,000	$—	$66,844,000
Income from operations	$15,016,000	$1,271,000	$(6,428,000)	$9,859,000
Loss from discontinued operations	$(538,000)	$—	$—	$(538,000)
Identifiable assets	$58,994,000	$12,498,000	$—	$71,492,000

	Year Ended December 31, 2002

			Corporate
	REPWI	IE	Costs	Consolidated

Net revenue	$71,208,000	$20,390,000	$—	$91,598,000
Income from operations	$16,560,000	$3,961,000	$(7,744,000)	$12,777,000
Loss from discontinued operations	$(1,033,000)	$—	$—	$(1,033,000)
Identifiable assets	$71,850,000	$10,376,000	$—	$82,226,000

Business Concentrations

      In 2000, 2001 and 2002, the Company had no customers which represented greater than 10% of consolidated net revenue. No customers represented greater than 10% of net contract and trade receivables at December 31, 2001 and 2002.

(14) Fair Value of Financial Instruments

      The carrying amounts of the Company’s financial instruments reported in the accompanying consolidated balance sheets for cash and cash equivalents, securities held-to-maturity, contracts and trade receivables, trade accounts payable, accrued employee compensation, and other accrued liabilities approximate their fair values due to the short-term nature of these instruments.

      At December 31, 2001, notes payable with carrying amounts of $180,000, which approximates fair value, was determined using estimates for similar debt instruments. At December 31, 2001, the fair value of a note payable with a carrying amount of $1,300,000 was not determinable due to the nature of the financing (see Note 8).

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(15) Supplemental Cash Flow Information

	Years Ended December 31,

	2000	2001	2002

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$377,000	$275,000	$34,000

Cash paid during the year for income taxes	$2,602,000	$1,661,000	$3,808,000

Noncash financing and investing activities:
Purchase price adjustment to issuable common stock	$—	$—	$715,000

Purchase price adjustment to goodwill	$1,670,000	$—	$383,000

Cancellation of note payable	$—	$—	$1,300,000

Purchase price adjustment to other accrued liabilities	$—	$—	$890,000

Cancellation of issuable common stock	$—	$—	$1,490,000

Issuable common stock issued	$—	$688,000	$1,822,000

      The initial purchase price allocation related to the acquisitions of CMB in 2000, Hook, PEC and UEI in 2001 and ALNM in 2002 resulted in the following increases:

	2000	2001	2002

Contracts and trade receivables	$(2,642,000)	$(7,187,000)	$(3,208,000)
Costs and estimated earnings in excess of billings	—	(129,000)	(843,000)
Prepaid expenses and other current assets	(33,000)	(34,000)	(124,000)
Goodwill	(2,000,000)	(6,479,000)	(8,421,000)
Equipment and leasehold improvements	(214,000)	(745,000)	(492,000)
Other assets	(71,000)	(116,000)	(87,000)
Line of credit	74,000	269,000	—
Billings in excess of costs and estimated earnings	200,000	1,723,000	—
Long-term debt, including current portion	503,000	1,720,000	—
Accounts payable, accrued expenses and other liabilities	1,335,000	3,210,000	1,046,000
Deferred tax liabilities	465,000	734,000	1,532,000
Issuable common stock	1,000,000	1,200,000	3,300,000

Net initial cash expended for acquisitions	$(1,383,000)	$(5,834,000)	$(7,297,000)
Additional cash expended during the year for previous acquisitions	—	—	(751,000)

Cash expended for acquisitions	$(1,383,000)	$(5,834,000)	$(8,048,000)

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16) Valuation and Qualifying Accounts

      For the years ending December 31, 2000, 2001 and 2002, the following is supplementary information regarding valuation and qualifying accounts:

	Balance at	Provisions for
	Beginning of	Doubtful		Balance at
	Period	Accounts	Deductions	End of Period

Allowance for doubtful accounts:
2000	$612,000	$671,000	$(117,000)	$1,166,000
2001	$1,166,000	$(112,000)	$(103,000)	$951,000
2002	$951,000	$467,000	$(295,000)	$1,123,000

(17) Commitments and Contingencies

      The Company is also involved in various legal proceedings that arise in the ordinary course of business. Based on the Company’s experience, the nature of our current proceedings and our insurance coverage for such matters, the ultimate disposition of these matters should not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

(18) Related Parties

      The Company entered into change in control agreements with Aram H. Keith, our chief executive officer and chairman of the board, Eric C. Nielsen, our president, chief operating officer and a director of our company, and Gary C. Campanaro, our chief financial officer, secretary and a director of our company. These agreements provide that if the executive officer’s employment with us terminates as a result of an involuntary or constructive termination (as these terms are defined in the agreements) at any time within two years following a change in control, then, in addition to other benefits, the executive officer will receive a one-time payment, equal to two times the executive officer’s highest annual level of total cash compensation (including any and all bonus amounts) paid by us to that executive officer during any one of the three consecutive calendar years (inclusive of the year of termination) immediately prior to termination. The executive officer also is entitled to receive a payment by us to offset any excise tax under the Internal Revenue Code of 1986, as amended, that has been levied against the executive officer for payments that we have made to him. In addition, any unvested options previously granted to the executive officer will immediately vest and become exercisable as of the date of termination and remain exercisable until their respective expiration dates.

(19) Subsequent Event

      In January 2003, we acquired Universal Energy do Brasil, Ltda. for a nominal amount. The acquisition was made by exercising an option which was originally included in our November 2001 acquisition of Universal Energy, Inc.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(20) Supplementary Financial Information (Unaudited)

      The following is unaudited supplementary financial information for 2001 and 2002:

	For the Quarters Ended 2001

	March 31	June 30	September 30	December 31

Net revenue	$16,202,000	$16,922,000	$16,669,000	$17,051,000
Gross profit	5,729,000	6,272,000	6,169,000	5,704,000
Income from continuing operations	1,434,000	1,658,000	1,775,000	1,311,000
Loss from discontinued operations	60,000	71,000	87,000	111,000
Net income	1,374,000	1,587,000	1,688,000	1,200,000
Basic earning per share from continuing operations	$0.27	$0.25	$0.24	$0.18

	For the Quarters Ended 2002

	March 31	June 30	September 30	December 31

Net revenue	$20,803,000	$23,651,000	$24,810,000	$22,334,000
Gross profit	7,111,000	8,015,000	9,019,000	7,737,000
Income from continuing operations	1,544,000	2,071,000	3,024,000	1,797,000
Loss from discontinued operations	105,000	193,000	233,000	97,000
Net income	1,439,000	1,878,000	2,791,000	1,700,000
Basic earnings per share from continuing operations	$0.21	$0.28	$0.41	$0.24

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      We have had no disagreements on accounting or financial disclosure matters with our independent auditors.

PART III

      The information required by Items 10 through 14 of this report is set forth in the sections entitled “Directors and Executive Officers,” “Executive Compensation,” “Security Ownership of Certain Beneficial Owners and Management,” “Certain Relationships and Related Transactions,” and “Controls and Procedures” in our Proxy Statement for our 2003 Annual Meeting of Shareholders. Such information is incorporated in this report and made a part hereof by reference.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

(1) Consolidated Financial Statements.

The following Consolidated Financial Statements and the Independent Auditors’ Report are on pages 32 through 52 hereof:

Independent Auditors’ Report.

Consolidated Balance Sheets as of December 31, 2001 and 2002

Consolidated Statements of Income for the years ended December 31, 2000, 2001 and 2002

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2000, 2001 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 2001 and 2002

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules.

All Financial Statement Schedules have been omitted because they are not applicable or because the applicable disclosures have been included in the Consolidated Financial Statements or in the Notes thereto.

(3) Exhibits.

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation of the registrant (incorporated herein by this reference to Exhibit 3.1 to the registrant’s registration statement of Form S-1, registration number 333-77273).
3.2	Amended and Restated Bylaws of the registrant (incorporated herein by this reference to Exhibit 3.1 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2001).
4.1	Amended and Restated 1994 Stock Incentive Plan (incorporated herein by this reference to Exhibit 4.1 to the registrant’s registration statement on Form S-8, registration Number 333-61312).
10.14	Severance Agreement between the registrant and Aram H. Keith (incorporated herein by this reference to Exhibit 10.14 to the registrant’s annual report on Form 10-K for the period ended December 31, 2001).
10.15	Severance Agreement between the registrant and Eric C. Nielsen (incorporated herein by this reference to Exhibit 10.15 to the registrant’s annual report on Form 10-K for the period ended December 31, 2001).
10.16	Severance Agreement between the registrant and Gary C. Campanaro (incorporated herein by this reference to Exhibit 10.16 to the registrant’s annual report on Form 10-K for the period ended December 31, 2001).
10.17	Fourth Amendment to Credit Agreement dated January 31, 2001 by and between the Registrant, HEA Acquisition, Inc. and Wells Fargo Bank, National Association (incorporated herein by this reference to Exhibit 10.17 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2001).
10.18	Fifth Amendment to Credit Agreement dated April 27, 2001 by and between the Registrant, HEA Acquisition, Inc. and Wells Fargo Bank, National Association (incorporated herein by this reference to Exhibit 10.18 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2001).
10.19	Credit Agreement dated September 4, 2001 by and between the Registrant and Wells Fargo Bank, National Association (incorporated herein by this reference to Exhibit 10.19 to the registrant’s quarterly report on Form 10-Q for the period ended September 30, 2001).
10.20	Line of Credit Note dated September 4, 2001 by and between the Registrant and Wells Fargo Bank, National Association (incorporated herein by this reference to Exhibit 10.20 to the registrant’s quarterly report on Form 10-Q for the period ended September 30, 2001).
21.0	List of Subsidiaries*
23.1	Consent of Independent Auditors*
99.1	Certification of Chief Executive Officer pursuant of Section 906 of Sarbanes/ Oxley Act of 2002*
99.2	Certification of Chief Financial Officer pursuant of Section 906 of Sarbanes/ Oxley Act of 2002*

*	Filed herewith.

      (b) Reports on Form 8-K.

On December 10, 2002, we filed a Current Report on Form 8-K relating to the established written trading plans under Rule 10b5-1, which certain members of our executive management team entered into on December 6, 2002.

On February 14, 2003, we filed a Current Report on Form 8-K relating to a press release announcing 2002 Year End results dated February 13, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Keith Companies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE KEITH COMPANIES, INC.

By:	/s/ ARAM H. KEITH

Aram H. Keith
Chief Executive Officer

March 21, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following on behalf of The Keith Companies, Inc. and in the capacities and on the date indicated.

Signature	Title	Date

/s/ ARAM H. KEITH Aram H. Keith	Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	March 21, 2003

/s/ ERIC C. NIELSEN Eric C. Nielsen	President, Chief Operating Officer, and Director	March 21, 2003

/s/ GARY C. CAMPANARO Gary C. Campanaro	Chief Financial Officer, Secretary and Director (Principal Financial and Accounting Officer)	March 21, 2003

/s/ GEORGE DEUKMEJIAN George Deukmejian	Director	March 21, 2003

/s/ CHRISTINE DIEMER IGER Christine Diemer Iger	Director	March 21, 2003

/s/ EDWARD R. MULLER Edward R. Muller	Director	March 21, 2003

Certification of

Chief Executive Officer
Of The Keith Companies, Inc.

      I, Aram H. Keith, certify that:

1. I have reviewed this annual report on Form 10-K of The Keith Companies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

/s/ ARAM H. KEITH

By: Aram H. Keith
Title: Chief Executive Officer

Certification of

Chief Financial Officer
Of The Keith Companies, Inc.

      I, Gary C. Campanaro, certify that:

1. I have reviewed this annual report on Form 10-K of The Keith Companies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

/s/ GARY C. CAMPANARO

By: Gary C. Campanaro
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation of the registrant (incorporated herein by this reference to Exhibit 3.1 to the registrant’s registration statement of Form S-1, registration number 333-77273).
3.2	Amended and Restated Bylaws of the registrant (incorporated herein by this reference to Exhibit 3.1 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2001).
4.1	Amended and Restated 1994 Stock Incentive Plan (incorporated herein by this reference to Exhibit 4.1 to the registrant’s registration statement on Form S-8, registration Number 333-61312).
10.14	Severance Agreement between the registrant and Aram H. Keith (incorporated herein by this reference to Exhibit 10.14 to the registrant’s annual report on Form 10-K for the period ended December 31, 2001).
10.15	Severance Agreement between the registrant and Eric C. Nielsen (incorporated herein by this reference to Exhibit 10.15 to the registrant’s annual report on Form 10-K for the period ended December 31, 2001).
10.16	Severance Agreement between the registrant and Gary C. Campanaro (incorporated herein by this reference to Exhibit 10.16 to the registrant’s annual report on Form 10-K for the period ended December 31, 2001).
10.17	Fourth Amendment to Credit Agreement dated January 31, 2001 by and between the Registrant, HEA Acquisition, Inc. and Wells Fargo Bank, National Association (incorporated herein by this reference to Exhibit 10.17 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2001).
10.18	Fifth Amendment to Credit Agreement dated April 27, 2001 by and between the Registrant, HEA Acquisition, Inc. and Wells Fargo Bank, National Association (incorporated herein by this reference to Exhibit 10.18 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2001).
10.19	Credit Agreement dated September 4, 2001 by and between the Registrant and Wells Fargo Bank, National Association (incorporated herein by this reference to Exhibit 10.19 to the registrant’s quarterly report on Form 10-Q for the period ended September 30, 2001).
10.20	Line of Credit Note dated September 4, 2001 by and between the Registrant and Wells Fargo Bank, National Association (incorporated herein by this reference to Exhibit 10.20 to the registrant’s quarterly report on Form 10-Q for the period ended September 30, 2001).
21.0	List of Subsidiaries*
23.1	Consent of Independent Auditors*
99.1	Certification of Chief Executive Officer pursuant of Section 906 of Sarbanes/ Oxley Act of 2002*
99.2	Certification of Chief Financial Officer pursuant of Section 906 of Sarbanes/ Oxley Act of 2002*

*	Filed herewith.