Form 10-Q
period 2003-03-31
KEITH COMPANIES INC
filed 2003-05-14
CIK 1080922

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003
Commission File Number 0-26561

THE KEITH COMPANIES, INC.

(Exact name of registrant as specified in its charter)

California	33-0203193

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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
Yes [X]      No  [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]      No  [  ]

The number of outstanding shares of the registrant’s common stock as of May 8, 2003 was 7,611,310.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31,	December 31,
	2003	2002

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,763,000	$20,333,000
Securities held-to-maturity	6,456,000	3,164,000
Contracts and trade receivables, net of allowance for doubtful accounts of $1,275,000 and $1,123,000 at March 31, 2003 and December 31, 2002, respectively	16,295,000	18,771,000
Costs and estimated earnings in excess of billings	11,405,000	10,392,000
Prepaid expenses and other current assets	2,347,000	1,367,000

Total current assets	54,266,000	54,027,000
Equipment and leasehold improvements, net	4,690,000	4,831,000
Goodwill, net of accumulated amortization of $761,000 at March 31, 2003 and December 31, 2002	23,141,000	23,056,000
Other assets	216,000	312,000

Total assets	$82,313,000	$82,226,000

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of capital lease obligations	$9,000	$52,000
Trade accounts payable	1,526,000	1,818,000
Accrued employee compensation	3,918,000	3,722,000
Current portion of deferred tax liabilities	3,065,000	3,065,000
Other accrued liabilities	3,282,000	4,484,000
Billings in excess of costs and estimated earnings	1,157,000	1,273,000

Total current liabilities	12,957,000	14,414,000
Capital lease obligations, less current portion	8,000	18,000
Issuable common stock	2,215,000	2,215,000
Deferred tax liabilities	1,675,000	1,675,000
Accrued rent	421,000	292,000

Total liabilities	17,276,000	18,614,000

Shareholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value. Authorized 100,000,000 shares; issued and outstanding 7,518,585 and 7,514,140 shares at March 31, 2003 and December 31, 2002, respectively	8,000	8,000
Additional paid-in capital	44,193,000	44,166,000
Retained earnings	20,836,000	19,438,000

Total shareholders’ equity	65,037,000	63,612,000

Total liabilities and shareholders’ equity	$82,313,000	$82,226,000

See accompanying notes to the consolidated financial statements.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended
	March 31,

	2003	2002

Gross revenue	$24,651,000	$25,267,000
Subcontractor costs	2,305,000	4,464,000

Net revenue	22,346,000	20,803,000
Costs of revenue	14,942,000	13,692,000

Gross profit	7,404,000	7,111,000
Selling, general and administrative expenses	5,387,000	4,646,000

Income from operations	2,017,000	2,465,000
Interest income	69,000	124,000
Interest expense	6,000	36,000
Other (income) expenses, net	(212,000)	20,000

Income before provision for income taxes and discontinued operations	2,292,000	2,533,000
Provision for income taxes	894,000	989,000

Income from continuing operations	1,398,000	1,544,000
Loss from discontinued operations, net of income taxes	—	105,000

Net income	$1,398,000	$1,439,000

Earnings per share from continuing operations:
Basic	$0.18	$0.21

Diluted	$0.18	$0.20

Earnings (loss) per share from discontinued operations, net of income taxes:
Basic	$—	$(0.01)

Diluted	$—	$(0.01)

Earnings per share:
Basic	$0.18	$0.20

Diluted	$0.18	$0.19

Weighted average number of shares outstanding:
Basic	7,588,601	7,310,790

Diluted	7,948,933	7,755,839

See accompanying notes to the consolidated financial statements.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net income	$1,398,000	$1,439,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	593,000	539,000
Loss on sale of equipment	16,000	10,000
Changes in operating assets and liabilities, net of effects from acquisition in 2002:
Contracts and trade receivables, net	2,476,000	3,725,000
Costs and estimated earnings in excess of billings	(1,060,000)	(1,389,000)
Prepaid expenses and other assets	(926,000)	(263,000)
Trade accounts payable and accrued liabilities	(1,166,000)	496,000
Billings in excess of costs and estimated earnings	(116,000)	(176,000)

Net cash provided by operating activities	1,215,000	4,381,000

Cash flows from investing activities:
Net cash expended for acquisition	—	(7,297,000)
Additions to equipment and leasehold improvements	(498,000)	(349,000)
Proceeds from (purchase of) securities held-to-maturity	(3,292,000)	3,289,000
Proceeds from sales of equipment	31,000	61,000

Net cash used in investing activities	(3,759,000)	(4,296,000)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations, including current portion	(53,000)	(137,000)
Proceeds from exercise of stock options	27,000	12,000

Net cash used in financing activities	(26,000)	(125,000)

Net decrease in cash and cash equivalents	(2,570,000)	(40,000)
Cash and cash equivalents, beginning of period	20,333,000	12,212,000

Cash and cash equivalents, end of period	$17,763,000	$12,172,000

See supplemental cash flow information at Note 8.

See accompanying notes to the consolidated financial statements.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The accompanying consolidated balance sheet as of March 31, 2003, and the consolidated statements of income and cash flows for the three months ended March 31, 2003 and 2002, are unaudited and in the opinion of management include all adjustments necessary to present fairly the information set forth therein, which consist solely of normal recurring adjustments. All significant intercompany transactions have been eliminated and certain reclassifications have been made to prior periods’ consolidated financial statements to conform to the current period presentation. The results of operations for these interim periods are not necessarily indicative of results for the full year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of The Keith Companies, Inc. (together with its subsidiaries, the “Company” or “TKCI”) for the year ended December 31, 2002 as certain disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

2.	Accounting for Stock Options

The Company accounts for its stock options in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has not recorded any compensation expense related to the granting of options during the three months ended March 31, 2003 and 2002. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” permits entities to recognize the fair value of all stock-based awards on the date of grant as an expense over the vesting period. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25; however, SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure,” requires pro forma net income disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and to provide the pro forma disclosure specified by SFAS No. 148.

Had the Company determined compensation cost based on the fair value (using the Black-Scholes method) at the grant date for its stock options under SFAS No. 123, the Company’s net income would have been adjusted to the pro forma amounts indicated below:

	For the Three Months
	Ended March 31,

	2003	2002

Net income:
As reported	$1,398,000	$1,439,000
Pro forma	$1,290,000	$1,337,000
Basic earnings per share:
As reported	$0.18	$0.20
Pro forma	$0.17	$0.18
Diluted earnings per share:
As reported	$0.18	$0.19
Pro forma	$0.16	$0.17

3.	Per Share Data

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

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

The following is a reconciliation of the denominator for the basic EPS computation to the denominator of the diluted EPS computation:

	For the Three Months
	Ended March 31,

	2003	2002

Weighted average shares used for the basic EPS computation	7,588,601	7,310,790
Incremental shares from the assumed exercise of dilutive stock options and contingently issuable shares	360,332	445,049

Weighted average shares used for the diluted EPS computation	7,948,933	7,755,839

In conjunction with certain acquisitions, the Company agreed to pay consideration consisting of shares of its common stock. As a result, the Company estimated and included 142,816 and 211,176 weighted average contingently issuable shares in its weighted average shares used for the diluted EPS computation for the three months ended March 31, 2003 and 2002, respectively.

There were 170,184 and 111,900 anti-dilutive weighted stock options excluded from the above calculations for the three months ended March 31, 2003 and 2002, respectively.

4.	Segment and Related Information

The Company evaluates performance and makes resource allocation decisions based on the overall type of services provided to customers. For financial reporting purposes, the Company has grouped its operations into two primary reportable segments: Real Estate Development and Public Works/Infrastructure (“REPWI”) and Industrial/Energy (“IE”). The REPWI segment primarily provides engineering and consulting services for the development of both private projects (such as residential communities, commercial and industrial properties and recreational projects) and public works/infrastructure projects (such as transportation and water/sewage facilities). The IE segment provides the technical expertise and management required to design and test manufacturing facilities and processes and to facilitate the construction, through design, testing and start-up support of primary and alternate electrical power systems for power generators and large scale power consumers.

The following tables set forth certain information regarding the Company’s reportable segments for the three months ended March 31, 2003 and 2002:

For the Three Months Ended March 31, 2003

			Corporate
	REPWI	IE	Costs	Consolidated

Net revenue	$18,581,000	$3,765,000	$—	$22,346,000
Income from operations	$3,886,000	$269,000	$(2,138,000)	$2,017,000
Identifiable assets	$72,402,000	$9,911,000	$—	$82,313,000

For the Three Months Ended March 31, 2002

			Corporate
	REPWI	IE	Costs	Consolidated

Net revenue	$15,082,000	$5,721,000	$—	$20,803,000
Income from operations	$2,970,000	$1,528,000	$(2,033,000)	$2,465,000
Loss from discontinued operations	$(174,000)	$—	$—	$(174,000)
Identifiable assets	$68,989,000	$9,973,000	$—	$78,962,000

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

5.	Goodwill

The changes in the carrying amount of goodwill as reported by each reportable segment for the three months ended March 31, 2003 are as follows:

	REPWI	IE	Total

Balance as of January 1, 2003	$18,191,000	$4,865,000	$23,056,000
Purchase price adjustments	88,000	(3,000)	85,000

Balance as of March 31, 2003	$18,279,000	$4,862,000	$23,141,000

6.	Discontinued Operations

During 2002, the Company closed three of its divisions. Two of these divisions were part of the Company’s acquisition of Hook & Associates, Inc. and were located in Colorado and Wyoming. The third closure was the Company’s internally developed Communication division, which was located in California. The closures were primarily due to lower than expected operating results and difficult market conditions. In accordance with generally accepted accounting principles, the balances and activities of these divisions were segregated and reported as discontinued operations during 2002.

7.	Indebtedness

The Company has available a $10.0 million unsecured line of credit consisting of three components: (i) an acquisition component, (ii) an equipment and vehicle financing component, and (iii) a working capital component. The line provides up to a maximum of $5.0 million to finance acquisitions, up to a maximum of $3.0 million to finance equipment and vehicle purchases and up to a maximum of $10.0 million less the aggregate outstanding principal balance of the acquisition, and equipment and vehicle components for working capital. The line bears interest at either a range of 0.25% below prime to prime, or a range of 1.25% to 1.75% over LIBOR depending on the Company’s ability to meet certain financial covenants. The equipment and vehicle financing component of the line of credit matures in September 2003, and the acquisition and working capital components of the line of credit mature in June 2004. This line of credit agreement restricts the payment of dividends without the bank’s consent. There were no amounts outstanding under this line of credit agreement as of March 31, 2003 and December 31, 2002.

8.	Supplemental Cash Flow Information

	For the Three Months
	Ended March 31,

	2003	2002

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,000	$16,000

Cash paid for income taxes	$2,169,000	$1,058,000

9.	Related Party

In March 2001, the Company entered into change in control agreements with Aram H. Keith, our chief executive officer and chairman of the board, Eric C. Nielsen, our president, chief operating officer and a director of our company, and Gary C. Campanaro, our chief financial officer, secretary and a director of our company. These agreements provide that if the executive officer’s employment with us terminates as a result of an involuntary or constructive termination (as these terms are defined in the agreements) at any time within two years following a change in

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

control, then, in addition to other benefits, the executive officer will receive a one-time payment, equal to two times the executive officer’s highest annual level of total cash compensation (including any and all bonus amounts) paid by us to that executive officer during any one of the three consecutive calendar years (inclusive of the year of termination) immediately prior to termination. The executive officer also is entitled to receive a payment by us to offset any excise tax under the Internal Revenue Code of 1986, as amended, that has been levied against the executive officer for payments that we have made to him. In addition, any unvested options previously granted to the executive officer will immediately vest and become exercisable as of the date of termination and remain exercisable until their respective expiration dates.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes included elsewhere in this Form 10-Q and the Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed by the Company. This Quarterly Report on Form 10-Q contains certain forward-looking statements, including among others:

•	forecasts of earnings, revenue or other financial items;

•	anticipated growth in the real estate development, public works/infrastructure and the industrial/energy industry;

•	our business strategy for expanding our presence in these industries;

•	anticipated growth and economic expansion in the Western and Midwestern United States;

•	anticipated trends in our financial condition and results of operations;

•	anticipated growth in the pace and size of our acquisitions;

•	anticipated impact of future acquisitions on the condition of our business by industry and geographic location;

•	the long-term nature of our projects;

•	our ability to attract and retain employees;

•	our business strategy for integrating businesses that we acquire;

•	our ability to sustain our growth and profitability; and

•	our ability to distinguish ourselves from our current and future competitors.

We generally identify forward-looking statements in this report using words like “believe,” “expect,” “estimate,” “may,” “plan,” “should plan,” “project,” “contemplate,” “anticipate,” “predict” or similar expressions. You may find some of these statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere is this report. These statements involve known and unknown risks, uncertainties and other factors, including those described in the “Risk Factors” section, that may cause our or our industry’s actual results, levels of activity, performance or achievements to differ from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Except as required by applicable law, including the securities laws of the United States, and the rules and regulations of the Securities and Exchange Commission, we do not plan to publicly update or revise any forward-looking statements after we file and distribute this report, whether as a result of any new information, future events or otherwise.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our consolidated financial statements and related notes included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risks and uncertainties.

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

Costs of Revenue

Costs of revenue include labor, non-reimbursable subcontractor costs, materials and various direct and indirect overhead costs including rent, utilities and depreciation. Direct labor employees work predominantly at our offices and at the clients’ job sites. The number of direct labor employees assigned to a contract will vary according to the size, complexity, duration and demands of the project. Contract terminations, completions, scheduling delays and contract proposal activity may result in periods when direct labor employees are not fully utilized. As we continue to grow, we anticipate that we will continue to add professional and administrative staff to support our growth. These professionals are in great demand and are likely to remain a limited resource for the foreseeable future. The significant competition for employees with the skills we require creates wage pressures on professional compensation. We attempt to increase our billing rates to customers to compensate for wage increases; however, there can be a lag before wage increases can be incorporated into our existing contracts. Some expenses, primarily long-term leases, are fixed and cannot be adjusted in reaction to an economic downturn.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of corporate costs related to finance and accounting, information technology, business development and marketing, contract proposals, executive salaries, provisions for doubtful accounts and other indirect overhead costs.

Critical Accounting Policies and Significant Estimates

Under accounting principles generally accepted in the United States of America, management is required to make assumptions and estimates that directly impact the consolidated financial statements and related disclosures. Because of the uncertainties inherent in making assumptions and estimates, actual results in future periods may differ significantly from our assumptions and estimates. Management bases its assumptions and estimates on historical experience and on various other factors believed to be reasonable under the circumstances. The following represents what management believes are the critical accounting policies most affected by management estimates and judgments.

Revenue and Cost Recognition Estimates on Contracts. We use estimates in recognizing revenue related to our contracts with fixed price or not-to-exceed provisions. For such contracts, revenue is recognized under the percentage of completion method of accounting based on the proportion of actual direct contract costs incurred to total estimated direct contract costs. We believe that costs incurred are the best available measure of progress towards completion on these contracts. Estimating the total estimated direct contract cost is a subjective process and requires the use of our best estimates based upon the current information known by us at that point in time. Our estimate of total direct contract cost has a direct impact on the revenue recognized by us. If our current estimate of total direct contract costs turns out to be higher than our previous estimates of total direct contract cost, then we would have over recognized revenue for that previous period. Conversely, if our current estimates of total direct contract costs turns out to be lower than our previous estimates of total direct contract costs, we would have under recognized revenue for that previous period. In both cases, a job to date adjustment would be made to true-up revenue as a change in estimate applied prospectively.

Goodwill. We use estimates in order to determine if goodwill has been impaired. An impairment loss may be recognized if the carrying amount of a reporting unit’s net book value exceeds the estimated fair value of the reporting unit. We arrive at the estimated fair value of a reporting unit by using a variety of customary valuation methods, such as discounted cash flow analysis and multiples of net revenue and earnings before interest and taxes. These valuation methods use a variety of assumptions such as future billable employee headcount, net revenue per billable employee, operating income, cash flow, discount rates and multiples. Estimating fair value of a reporting unit is a subjective process and requires the use of our best estimates. We will perform our valuation analysis annually as well as when an event occurs or circumstances change that would indicate the carrying amount of goodwill may be impaired. If our estimates or assumptions change from those used in our current valuation, we may be required to recognize an impairment loss in future periods.

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

Impact of Our Industry Diversification Strategy

To help reduce our susceptibility to economic cycles affecting the real estate development industry, we intend to continue expanding our work in the public works/infrastructure and the industrial/energy industries. We believe that among other business initiatives, our acquisition strategy may play a significant role in contributing to this objective. The acquisitions of Pacific Engineering Corporation and Universal Energy Inc. during 2001, ALNM Group, Inc. in 2002 and anticipated future acquisitions, many of which may include engineering services outside of the real estate development industry, may have a significant impact on our future net revenue mix. Due to these and potential future acquisitions, we anticipate that our margins may be affected by the decreased business concentration from the real estate development industry which has historically yielded higher margins than services provided to the public works/infrastructure and industrial/energy industries.

Results of Operations

The following table sets forth the Company’s unaudited consolidated statements of income for each of the periods presented as a percentage of net revenue:

	For the Three Months Ended
	March 31,

	2003	2002

Gross revenue	110.3%	121.5%
Subcontractor costs	10.3	21.5

Net revenue	100.0	100.0
Costs of revenue	66.9	65.8

Gross profit	33.1	34.2
Selling, general and administrative expenses	24.1	22.3

Income from operations	9.0	11.9
Interest income	0.3	0.6
Interest expense	0.0	0.2
Other (income) expenses, net	(1.0)	0.1

Income before provision for income taxes and discontinued operations	10.3	12.2
Provision for income taxes	4.0	4.8

Income from continuing operations	6.3	7.4
Loss from discontinued operations, net of income taxes	0.0	0.5

Net Income	6.3%	6.9%

The following table sets forth certain components of the Company’s unaudited consolidated statements of income for the three months ended March 31, 2003 and includes the dollar and percentage change compared to the prior year period:

	For the Three Months Ended March 31,
		(dollars in thousands)

			$	%
	2003	2002	Change	Change

Gross revenue	$24,651	$25,267	$(616)	(2.4)%
Subcontractor costs	2,305	4,464	(2,159)	(48.4)

Net revenue	22,346	20,803	1,543	7.4
Costs of revenue	14,942	13,692	1,250	9.1

Gross profit	7,404	7,111	293	4.1
Selling, general and administrative expenses	5,387	4,646	741	15.9

Income from operations	2,017	2,465	(448)	(18.2)
Interest income	69	124	(55)	(44.4)
Interest expense	6	36	(30)	(83.3)
Other (income) expenses, net	(212)	20	232	1160.0

Income before provision for income taxes and discontinued operations	2,292	2,533	(241)	(9.5)
Provision for income taxes	894	989	(95)	(9.6)

Income from continuing operations	1,398	1,544	(146)	(9.5)
Loss from discontinued operations, net of income taxes	—	105	105	100.0

Net income	$1,398	$1,439	$(41)	(2.8)%

Three Months Ended March 31, 2003 and March 31, 2002

Net Revenue. Net revenue for the three months ended March 31, 2003 increased $1.5 million, or 7.4%, to $22.3 million compared to $20.8 million for the three months ended March 31, 2002. This growth in net revenue resulted primarily from the acquisition of ALNM Group, Inc. (“ALNM”), effective March 2002, which contributed $1.4 million in additional net revenue for the first quarter of 2003 as compared to the first quarter of 2002. Excluding the net revenue from the ALNM acquisition, net revenue increased by approximately $0.2 million, or 0.8%, for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. This $0.2 million increase in net revenue, primarily resulted from a strong California residential real estate market, which continued to experience an increase in demand, partially offset by a decrease in net revenue from our industrial/energy segment due to a continued slow down in the pace of construction of new power plants and/or alternative power solutions and the completion of contract work for a large client that had significant activity during 2002. Additionally, we experienced lower net revenue from our Arizona office, which was part of the acquisition of Hook & Associates Engineering, Inc. (“Hook”). Subcontractor costs, as a percentage of net revenue, decreased to 10.3% for the first quarter of 2003 as compared to 21.5% for the first quarter of 2002, resulting largely from a decrease in subcontractor costs related to several large contracts in the industrial/energy segment in the first quarter of 2002.

Market uncertainties in the power generation portion of the energy industry have caused a decline in the pace of construction of new power plants and/or alternative power solutions. As a result, our industrial/energy segment continued to experience a reduction in net revenue during the first quarter of 2003. If this market uncertainty continues, it may cause further reductions in net revenue and therefore continue to negatively impact net income from our industrial/energy segment.

Although we have not experienced a decrease in net revenue from our public works/infrastructure industry in 2003 as compared to 2002, certain current conditions, including a worse than expected economy, lead us to believe we may experience an adverse impact to net revenue and net income related to this industry. In addition, our ALNM operation, which primarily serves the public works/infrastructure industry, is currently in the process of organizational changes which could further reduce its net revenue and net income.

Gross Profit. Gross profit for the three months ended March 31, 2003 increased $0.3 million, or 4.1%, to $7.4 million compared to $7.1 million for the three months ended March 31, 2002. The increase in gross profit was attributable to the acquisition of ALNM (as described above), which added gross profit of $0.3 million during the three months ended March

31, 2003 compared to the same period during 2002. Excluding the gross profit from the ALNM acquisition, gross profit remained flat. However, our real estate services division posted a significant increase in 2003 (as mentioned above) which was completely offset by lower gross profit realized by our industrial/energy segment (as mentioned above). As a percentage of net revenue, gross profit decreased to 33.1% during the first quarter of 2003 from 34.2% during the first quarter of 2002. The percentage decrease was primarily related to lower margins related to our industrial/energy segment and the ALNM acquisition which mainly provides services in the public works/infrastructure industry. These decreases in gross profit as a percentage of net revenue were partially offset by stronger gross profit margins realized from our real estate industry during 2003 compared to 2002.

As noted above, due to a continuing decline in the pace of construction of new power plants, and/or alternative power solutions, our industrial/energy segment experienced a reduction in its gross profit in the first quarter of 2003. If this decline continues, it may cause our industrial/energy segment to experience a continued reduction of gross profits and therefore also a reduction in net income.

We have experienced a decrease in gross profit from our public works/infrastructure industry in 2003 as compared to 2002. Certain current conditions, including a worse than expected economy (especially in the Midwest), lead us to believe we may experience a further decline in our gross profit and net income related to this industry. In addition, our ALNM operation, which primarily serves the public works/infrastructure industry in the Midwest, is currently in the process of organizational changes which could further reduce its gross profit and net income.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2003 increased $0.7 million, or 15.9%, to $5.4 million compared to $4.6 million for the three months ended March 31, 2002. The increase in SG&A during 2003 was primarily related to the acquisition of ALNM which added SG&A of $0.3 million. Excluding SG&A related to the ALNM acquisition, SG&A increased $0.4 million or 8.6% primarily due to increases in proposal activities, provision for doubtful accounts, and corporate administrative costs. As a percentage of net revenue, selling, general and administrative expenses increased to 24.1% during the first quarter 2003 compared to 22.3% during the first quarter of 2002. This percentage increase resulted primarily from an increase in proposal activities, higher provision for doubtful accounts, and an increase in corporate administrative costs.

Interest Income. Interest income for the three months ended March 31, 2003 decreased by $55,000 as compared to the same period in the prior year. This decrease in interest income resulted from lower yields on cash and securities, partially offset by an increase in the average balance of cash and securities as compared to 2002.

Interest Expense. Interest expense for the three months ended March 31, 2003 decreased to $6,000 compared to $36,000 for the three months ended March 31, 2002. The decrease in interest expense was primarily attributable to the termination of a $1.3 million note in July of 2002 as part of the modification agreement entered into related to the Hook acquisition.

Other (Income) Expenses, net. Other income increased to $212,000 during the three months ended March 31, 2003 as compared to other expenses of $20,000 during the corresponding prior year period. The increase in other income was primarily attributable to a net $230,000 sublease termination fee recognized by us related to one of our facilities which we had subleased. As a condition to this sublease termination arrangement, we have been relieved of all obligations related to this facility.

Income Taxes. For the three months ended March 31, 2003, the provision for income taxes was $894,000 compared to $989,000 for the three months ended March 31, 2002. The decrease in provision for income taxes during the first quarter 2003 resulted primarily from a lower taxable base. Our effective tax rate was 39% during both the first quarter of 2003 and 2002.

Discontinued Operations. We closed down the operations of three divisions during 2002. Two of these divisions were part of our Hook operations in Colorado and Wyoming, and the third was our internally created Communication division located in California. In accordance with accounting principles generally accepted in the United States of America, the activities of these divisions were segregated and reported as discontinued operations during 2002.

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

We have not entered into any material related party transactions during 2003.

Liquidity and Capital Resources

Cash and cash equivalents combined with securities held-to-maturity totaled $24.2 million as of March 31, 2003, compared to $23.5 million as of December 31, 2002, an increase of $0.7 million. Working capital as of March 31, 2003 was $41.3 million compared to $39.6 million as of December 31, 2002, an increase of $1.7 million. Our debt to equity ratio (excluding the effect of issuable common stock) at both March 31, 2003 and December 31, 2002 was 0.00 to 1.

Cash Flows From Operating Activities. Net cash provided by operating activities decreased $3.2 million, to $1.2 million for the three months ended March 31, 2003 compared to $4.4 million for the three months ended March 31, 2002. The decrease in net cash provided by operating activities was primarily the result of a decrease in trade accounts payable and accrued liabilities, a lower net reduction in the balance of contract and trade receivables, and an increase in the balance of prepaid expenses and other assets.

Cash Flows From Investing Activities. Net cash used in investing activities totaled $3.8 million for the three months ended March 31, 2003 compared to $4.3 million for the corresponding prior year period, a decrease of $0.5 million. This decrease in net cash used in investing activities was primarily due to a decrease in cash used for acquisitions, partially offset by an increase in the cash used to purchase securities held-to-maturity.

Cash Flows From Financing Activities. Net cash used in financing activities decreased by $99,000 to $26,000 for the three months ended March 31, 2003 compared to $125,000 for the three months ended March 31, 2002. This decrease in net cash used in financing activities resulted primarily from a decrease of principal payments on our debt during the first quarter of 2003.

The Company has available a $10.0 million unsecured line of credit consisting of three components: (i) an acquisition component, (ii) an equipment and vehicle financing component, and (iii) a working capital component. The line provides up to a maximum of $5.0 million to finance acquisitions, up to a maximum of $3.0 million to finance equipment and vehicle purchases and up to a maximum of $10.0 million less the aggregate outstanding principal balance of the acquisition, and equipment and vehicle components for working capital. The line bears interest at either a range of 0.25% below prime to prime, or a range of 1.25% to 1.75% over LIBOR depending on the Company’s ability to meet certain financial covenants. The equipment and vehicle financing components of the line of credit matures in September 2003, and the acquisition and working capital component of the line of credit mature in June 2004. This line of credit agreement restricts the payment of dividends without the bank’s consent. There were no amounts outstanding under this line of credit agreement as of March 31, 2003 and December 31, 2002.

In November 2002, we entered into a 12 month $1.3 million letter of credit securing a facility lease in Irvine, California relating to our Orange County, Tettemer and Corporate divisions.

On occasion, we will enter into purchase agreements related to acquisitions which provide for future purchase price payments or “earn-outs” as a result of achieving certain operating results by the acquired companies. As a result of these earn-out provisions, we may be obligated to pay additional consideration in future periods. Current accounting principles require that such earn-outs be accrued on our balance sheet only at the point at which the earn-out period has elapsed and the performance targets have been met. As of March 31, 2003, we may be obligated to pay a maximum of $7.4 million over the next 2 years in additional purchase price related to our acquisitions, of which approximately 50% will be paid in cash with the remaining 50% to be paid out in our common stock. Such potential earn-outs are not currently reflected on our balance sheet as the earn-out period has not elapsed and, therefore, the achievement of the performance target is currently unknown.

There have been no significant changes to our contractural obligations or commitments from those disclosed in our most recently filed Form 10-K.

We do not hold any derivative financial instruments for trading purposes or otherwise. In addition, we presently do not enter into any hedging type activities to manage our exposure to foreign currency risk associated with our Brazilian operations. Furthermore, we have not engaged in energy or commodity trading activities and do not anticipate doing so in the future, nor do we have any transactions involving unconsolidated entities, special purpose entities, or variable interest entities.

Future Cash Requirements

We expect to fund our future liquidity needs primarily from (i) operating cash flows, (ii) existing balances of cash and cash equivalents and securities held-to-maturity, and (iii) borrowings under our $10.0 million unsecured revolving line of credit, which we have not utilized as of March 31, 2003. We believe these sources of funds will be sufficient to provide for our operations and planned capital expenditures and satisfy our scheduled principal and interest payment obligations on our capital lease obligations for the next twelve months. We expect our capital expenditures in fiscal 2003 to range between approximately $2.0 million to $2.5 million.

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

Inflation

Although our operations can be influenced by general economic trends, we do not believe that inflation had a significant impact on our results of operations for the periods presented. Due to the short-term nature of most of our contracts, if costs of revenue increase, we will attempt to pass these increases on to our clients; however, there can be a lag before these increases in costs can be incorporated into our existing contracts.

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

Risk Factors – Risks Related To Our Industries

Our business could suffer if there is a downturn in the real estate market

We estimate that during the first quarter of 2003, approximately 64% of our net revenue was rendered in connection with commercial and residential real estate development projects. Reduced demand in the real estate market would likely decrease the demand for our services. A decrease in the demand for our services could result in cash flow difficulties and potential operating losses for our company.

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

We derive revenue from contracts with government agencies. Any disruption in government funding or in our relationship with those agencies could adversely affect our business

The demand for our services is related to the level of government program funding that is allocated to rebuild, improve and expand the nation’s infrastructure. We believe that the success and further development of our business depends, in part, upon the continued funding of these government programs and upon our ability to participate in these government programs. We cannot assure you that governments will have the available resources to fund these programs, that these programs will continue to be funded even if governments have available financial resources or that we will continue to win government contracts.

Some of these government contracts are subject to renewal or extensions annually, so we cannot be assured of our continued work under these contracts in the future. Unsuccessful bidders may protest or challenge the award of these contracts. In addition, government agencies can terminate these contracts at their convenience. As a result, we may incur costs in connection with the termination of these contracts and suffer a loss of business. Also, contracts with government agencies are subject to substantial regulation and an audit of actual costs incurred. Consequently, there may be a downward adjustment to our revenue if actual recoverable costs exceed billed recoverable costs.

We derive revenue from engineering services provided to the energy industry. Continued disruption in the pace of construction for new power plants, cogeneration facilities, and electrical distribution facilities has had, and may continue to adversely affect our business

The demand for our services is related to the level and pace of construction of energy related solutions. We believe that the success and further development of this aspect of our business depends, in part, upon the need and funding of these projects. High energy prices, power shortages, and pressure at state and federal levels for increased supply resulted in the increased demand for energy related solutions with an unprecedented number of new power plants, cogeneration facilities, and electrical distribution facilities projects announcements in 2001. However, a weakening demand and softening economy combined with a decline in energy prices have caused builders of such energy related solutions to reconsider planned projects. Many have announced downsizing or cancellations of new power plants and/or alternative power solutions. The decline in the pace of construction of new power plants and/or alternative power solutions has had, and may continue to have, an adverse affect on our industrial/energy segment.

We may have difficulty in attracting and retaining qualified professionals, which may harm our reputation in the marketplace and restrict our ability to implement our business strategy.

We derive our revenue almost exclusively from services performed by our professionals. We may not be able to attract and retain the desired number of professionals over the short or long-term. There is significant competition for professionals with the skills necessary for the provision of our services from major and boutique consulting, engineering, research and other professional service firms. Our inability to attract and retain qualified professionals could impede our ability to secure and complete engagements, in which event, we may lose market share and our revenue and profit may decline.

Terrorism and the war with Iraq may have a material adverse effect on our operating results

The terrorist attacks that took place in the United States on September 11, 2001, along with the United States military campaign against terrorism in Afghanistan, Iraq and elsewhere, and ongoing violence in the Middle East have created many economic and political uncertainties, some of which may materially affect the markets in which we operate, and our operations and profitability. The disruption of our business as a result of these events, including disruptions and deferrals of real estate development projects, had an immediate adverse impact on our business. The short-term and long-term effects of these developments on our customers, the markets for our services and the U.S. economy are uncertain. The consequences of any terrorist attacks, or any armed conflicts, are unpredictable, and we may not be able to foresee events that could have an adverse effect on our markets, or our business.

Risk Factors – Risks Related To Our Business

Our revenue, income and cash flow could decline if there is a downturn in the California economy or real estate market

We estimate that during the first quarter of 2003, approximately 67% of our net revenue was derived from services rendered in California. Poor economic conditions in California may significantly reduce the demand for our services and decrease our revenue and profits. From 1991 to 1996, our business was negatively impacted during the real estate market downturn in Southern California, and we experienced cash flow difficulties and substantial operating losses.

If we are unable to effectively manage our growth, we could incur unforeseen costs or delays and our reputation and reliability in the marketplace could be damaged.

We have grown rapidly and intend to pursue further growth, through acquisitions and otherwise, as part of our business strategy but we may not be able to manage our growth effectively and efficiently. Our inability to manage our growth effectively and efficiently could cause us to incur unforeseen costs, time delays or otherwise adversely impact our business, any of which could cause a decline in our revenue and profitability. Our rapid growth has presented and will continue to present numerous administrative and operational challenges, including the management of an expanding array of engineering and consulting services, the assimilation of financial reporting systems, increased pressure on our senior management and increased demand on our systems and internal controls.

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

Our growth strategy includes the strategic acquisition of companies that expand our service offerings and geographic presence, including acquisitions that may be larger than our historic acquisitions. If we are unsuccessful in implementing our acquisition strategy, we could fail to achieve the revenue and profitability growth that we currently expect. We may not be successful in implementing our acquisition strategy for a number of reasons, including the following:

•	We may fail to consummate an acquisition even if an announcement had been made to acquire a target company;

•	As the engineering industry consolidates, suitable acquisition candidates are expected to become more difficult to locate and may only be available at an increased price or under terms that are less favorable than in the past;

•	We may not be able to arrange suitable financing to consummate an acquisition;

•	We may not be successful in integrating an acquired company’s professionals, clientele and culture into ours;

•	We may not be successful in generating the same level of operating performance as an acquired company experienced prior to the acquisition;

•	As we expand our service offerings and geographic presence, we may not be able to maintain the current level of quality of services;

•	We may not be able to maintain our reputation in an acquired entity’s geographic area or service offerings and as a consequence, our ability to attract and retain clients in those or other areas may be negatively impacted;

•	An acquired company may be less profitable than us resulting in reduced profit margins; and

•	The acquisition and subsequent integration of an acquired company may require a significant amount of management’s time diverting, their attention from our existing operations and clients, which could result in the loss of key employees or clients.

If our estimates or assumptions used in arriving at the fair value of acquired entities change from those used in our current valuations, we may be required to recognize a goodwill impairment loss

We use estimates in order to determine if goodwill has been impaired. An impairment loss may be required to be recognized if the carrying amount of a reporting unit’s net book value exceeds the estimated fair value of the reporting unit. We arrive at the estimated fair value of a reporting unit by using a variety of customary valuation methods, such as discounted cash flow analysis and multiples of net revenue and earnings before interest and taxes. These valuation methods use a variety of assumptions such as future billable employee headcount, net revenue per billable employee, operating income, cash flow, discount rates and multiples. Estimating fair value of a reporting unit is a subjective process and requires the use of our best estimates. If our estimates or assumptions change from those used in our current valuation, we may be required to recognize an impairment loss. As of March 31, 2003, our goodwill balance, net of accumulated amortization was $23.1 million.

We could lose money if we fail to accurately estimate our costs on fixed-price contracts or contracts with not-to-exceed provisions.

We expect to perform services under contracts that may limit our profitability. Under fixed-price contracts we perform services at a stipulated price. Under time-and-materials contracts with not-to-exceed provisions, we are reimbursed for the number of labor hours expended at an established hourly rate plus the cost of materials incurred, subject, however, to a stated maximum dollar amount for the services to be provided under the contract. In both of these types of contracts, we agree to provide our services based on our estimate of the costs a particular project will involve. Our estimates are not always accurate. Underestimation of costs for these types of contracts may cause us to incur losses or result in a project not being as profitable as we expected. We may fail to estimate costs accurately for a number of reasons, including:

•	weakness in the management of our projects;

•	loss of efficiency resulting from cross-utilization of office staff from various locations;

•	changes in the costs of goods and services that may occur during the contract period;

•	problems with new technologies; and

•	delays beyond our control.

Our backlog is an uncertain indicator of future financial performance and it is subject to adjustment or cancellation.

Our gross revenue backlog as of March 31, 2003 was approximately $53.1 million. We cannot assure you that the entire balance of our backlog will convert into revenue since our contracts are subject to scope adjustments and/or cancellations. These types of scope adjustments or cancellations may result in a reduction in our backlog which could adversely affect our revenue and profit.

The loss of Mr. Keith could adversely affect our business, including our ability to secure and complete engagements and attract and retain employees.

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

If our employees leave our company and join a competitor, we may lose business.

Our employees might leave our company and become competitors of ours. If this happens, we may lose some of our existing clients that have formed relationships with our former employees. In addition, we may lose future clients to a former employee as a new competitor. In either event, we could lose clients and revenue, and our profitability could decline.

Adverse weather conditions may cause a delay or elimination of our net revenue otherwise recognized and adversely affect our profitability

Field activities are generally performed outdoors and may include surveying, archeology, plant start-up and testing, and plant operations. Certain weather conditions may cause postponements in the initiation and/or completion of our field activities necessary in connection with our projects, which may result in a delay or elimination of revenue that otherwise would have been recognized, while certain costs will continue to be incurred. Adverse weather conditions may also delay or eliminate our initiation and/or completion of the various phases of work relating to our other engineering services that commence concurrent with or subsequent to field activities. Any delay in completion of the field and/or other activities may require us to incur additional costs attributable to overtime work necessary to meet the client’s required schedule. Due to various factors, a delay in the commencement or completion of a project may result in a cancellation of the contract. As a result, our net revenue and profitability may be adversely affected.

Our business may expose us to liability in excess of our current insurance coverage

We are exposed to potential liabilities to clients for errors or omissions in the services we perform. These liabilities could exceed our current insurance coverage and the fees we derive from those services. We cannot always predict the magnitude of these potential liabilities but claims could be millions of dollars. A partially or completely uninsured claim, if successful and of significant magnitude, could result in substantial losses.

We currently maintain general liability insurance, umbrella, professional liability, directors and officers liability, and various types of other insurance policies. Claims may be made against us which exceed the limits of these policies, in which case we would be liable to pay these claims from our assets. Our professional liability and directors and officers liability policies are “claims made” policies and only claims made during the term of the policy are covered. If we terminate our policies and do not obtain retroactive coverage, we would be uninsured for claims made after termination even if these claims are based on events or acts that occurred during the term of the policy. Our insurance policies typically have various exceptions to the claims covered and also require us to assume some costs of the claim even though a portion of the claim may be covered, resulting in potential liability to us. Further, our expansion into new services or geographic areas could result in our failure to obtain coverage for these services or areas, or the coverage being offered may be at a higher cost than our current coverage. Due to the current insurance environment we have experienced and may continue to experience, an increase in our insurance premiums. We may not be able to pass these increases on to our clients in increased billing rates.

If we are unable to engage qualified subcontractors, we may lose projects, revenue and clients

We often contract with outside companies to perform designated portions of the services we perform for our clients. If we are unable to engage subcontractors, our ability to perform under some of our contracts may be impeded and the quality of our service may decline. As a consequence, we may lose projects, revenue and clients. For the first quarter of 2003, subcontractor costs accounted for approximately 10% of our net revenue.

We derive revenue from contracts for work performed in foreign countries which are subject to a number of risks that could adversely affect the results from these contracts

International business is subject to the customary risks associated with international transactions, including political risks, local law and taxes, difficulty in enforcing contracts, the potential imposition of trade or currency exchange restrictions, tariff increases and difficulties or delays in collecting accounts receivables. Weak foreign economies and/or a weakening of foreign currencies against the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations. We presently do not enter into any hedging type activities to manage our exposure to foreign currency risk associated with our Brazilian operations.

Risk Factors - Risks Related To Ownership of Our Stock

Our stock price may decrease, which could result in significant losses for investors or adversely affect our business

     The following factors could cause the market price of our common stock to decrease, perhaps substantially:

•	the failure of our quarterly operating results to meet expectations;

•	adverse developments in the worldwide economy, the financial markets, the engineering and consulting services market, the real estate market, the public works/infrastructure market, and/or the industrial/energy market ;

•	interest rates;

•	our failure to meet securities analysts’ expectations;

•	changes in accounting principles;

•	sales of common stock by existing shareholders or holders of options;

•	announcements of key developments by our competitors;

•	the reaction of markets and securities analysts to announcements and developments involving our company; and

•	resolution of threatened or pending litigation.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources.

Insiders have substantial control over us, which could limit your ability to influence the outcome of key transactions.

Our executive officers and directors, in the aggregate, hold approximately 18% of our outstanding common stock. These shareholders, if they act together, can have significant influence over most matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions.

If we need to sell or issue additional shares of common stock and/or incur additional debt to finance future acquisitions, your stock ownership could be diluted and our results of operations could be adversely affected.

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

Our board of directors has the ability to discourage takeover attempts, which may reduce or eliminate your ability to sell your shares for a premium in a change of control transaction.

Our amended and restated articles of incorporation provide us with the ability to issue blank check preferred stock without consulting our shareholders. As a result, our board of directors may frustrate a takeover attempt by issuing shares to a friendly shareholder or acquirer, implementing a poison pill or otherwise creating features of newly issued preferred stock.

Shares of our common stock eligible for public sale could cause the market price of our stock to drop, even if our business is doing well.

We currently have approximately 7.6 million shares of common stock outstanding. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price for our common stock. Certain shareholders hold large numbers of shares which they are able to sell in the public market. Significant sales of these shares could cause the market price of our common stock to decline regardless of the performance of our business. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate changes primarily as a result of our securities held-to-maturity and line of credit, which are used to maintain liquidity and to fund capital expenditures and our expansion. The Company intends to hold all of its securities until maturity, and therefore, should not bear any interest rate risk due to early disposition. Due to the relatively immaterial levels of our current borrowings, our earnings and cash flows should not be materially impacted by changes in interest rates. Our bank line of credit is based on variable interest rates and is therefore affected by changes in market rates. We do not enter into derivative or interest rate hedging transactions.

The table below presents the principal amounts of securities held-to-maturity, weighted average interest rates, fair values and other items required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes as of March 31, 2003.

				Fair
	2003	2004	Total	Value(1)

Securities held-to-maturity (non-trading)	$2,456,000	$4,000,000	$6,456,000	$6,464,000
Weighted average interest rate (2)	1.78%	1.20%	1.42%	1.42%

(1)	The fair value for securities held-to-maturity was based on the quoted market price of such securities as of March 31, 2003.

(2)	Approximately 78% of the Company’s securities held-to-maturity are invested in federally tax-exempt bonds. The weighted average interest rate shown above is a combination of pre-tax interest rate for taxable securities and an after tax interest rate for tax-exempt securities.

     As the table incorporates only those exposures that existed as of March 31, 2003, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented in the table has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on those exposures or positions that arise during the period and interest rates.

ITEM 4. Controls and Procedures

Within 90 days prior to the filing date of our quarterly report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.

In accordance with SEC requirements, our chief executive officer and chief financial officer note that, since the date of the most recent evaluation of our disclosure controls and procedures to the filing date of our Quarterly Report on Form 10-Q, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including the chief executive officer and our chief financial officer, does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes In Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Number

99.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On February 14, 2003, we filed a Current Report on Form 8-K relating to a press release announcing 2002 Year End Results dated February 13, 2003.

On May 8, 2003, we filed a Current Report on Form 8-K relating to a press release announcing 2003 First Quarter Results and Earnings Guidance dated May 8, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 13, 2003	THE KEITH COMPANIES, INC.

By:	/s/ Aram H. Keith

Aram H. Keith
Chairman of the Board of Directors
and Chief Executive Officer

By:	/s/ Gary C. Campanaro

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

Date: May 13, 2003

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

Date: May 13, 2003

/s/ Gary C. Campanaro

By: Gary C. Campanaro
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
Number

99.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002