Form 10-Q
period 2003-06-30
KEITH COMPANIES INC
filed 2003-08-13
CIK 1080922

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003
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
Yes   ☒   No   ☐

The number of outstanding shares of the registrant’s common stock as of July 31, 2003 was 7,621,666.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
	2003	2002

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,669,000	$20,333,000
Securities held-to-maturity	6,348,000	3,164,000
Contracts and trade receivables, net of allowance for doubtful accounts of $1,227,000 and $1,123,000 at June 30, 2003 and December 31, 2002, respectively	15,971,000	18,771,000
Costs and estimated earnings in excess of billings	11,274,000	10,392,000
Prepaid expenses and other current assets	1,568,000	1,367,000

Total current assets	55,830,000	54,027,000
Equipment and leasehold improvements, net	4,383,000	4,831,000
Goodwill, net of accumulated amortization of $761,000 at June 30, 2003 and December 31, 2002	23,210,000	23,056,000
Other assets	217,000	312,000

Total assets	$83,640,000	$82,226,000

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of capital lease obligations	$—	$52,000
Trade accounts payable	1,322,000	1,818,000
Accrued employee compensation	4,631,000	3,722,000
Current portion of deferred tax liabilities	3,058,000	3,065,000
Other accrued liabilities	2,193,000	4,484,000
Billings in excess of costs and estimated earnings	1,210,000	1,273,000

Total current liabilities	12,414,000	14,414,000
Capital lease obligations, less current portion	—	18,000
Issuable common stock	1,500,000	2,215,000
Deferred tax liabilities	1,675,000	1,675,000
Accrued rent	431,000	292,000

Total liabilities	16,020,000	18,614,000

Shareholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value. Authorized 100,000,000 shares; issued and outstanding 7,620,544 and 7,514,140 shares at June 30, 2003 and December 31, 2002, respectively	8,000	8,000
Additional paid-in capital	45,046,000	44,166,000
Retained earnings	22,566,000	19,438,000

Total shareholders’ equity	67,620,000	63,612,000

Total liabilities and shareholders’ equity	$83,640,000	$82,226,000

See accompanying notes to the consolidated financial statements.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Gross revenue	$25,093,000	$28,477,000	$49,745,000	$53,744,000
Subcontractor costs	2,316,000	4,826,000	4,622,000	9,290,000

Net revenue	22,777,000	23,651,000	45,123,000	44,454,000
Costs of revenue	14,989,000	15,636,000	29,930,000	29,328,000

Gross profit	7,788,000	8,015,000	15,193,000	15,126,000
Selling, general and administrative expenses	5,028,000	4,663,000	10,415,000	9,309,000

Income from operations	2,760,000	3,352,000	4,778,000	5,817,000
Interest income	70,000	93,000	139,000	217,000
Interest expense	3,000	30,000	9,000	66,000
Other (income) expenses, net	(8,000)	20,000	(220,000)	40,000

Income before provision for income taxes and discontinued operations	2,835,000	3,395,000	5,128,000	5,928,000
Provision for income taxes	1,106,000	1,324,000	2,000,000	2,313,000

Income from continuing operations	1,729,000	2,071,000	3,128,000	3,615,000
Loss from discontinued operations, net of income taxes	—	193,000	—	298,000

Net income	$1,729,000	$1,878,000	$3,128,000	$3,317,000

Earnings per share from continuing operations:
Basic	$0.23	$0.28	$0.41	$0.49

Diluted	$0.22	$0.26	$0.39	$0.46

Loss per share from discontinued operations, net of income taxes:
Basic	$—	$(0.02)	$—	$(0.04)

Diluted	$—	$(0.02)	$—	$(0.04)

Earnings per share:
Basic	$0.23	$0.26	$0.41	$0.45

Diluted	$0.22	$0.24	$0.39	$0.42

Weighted average number of shares outstanding:
Basic	7,607,374	7,323,154	7,598,040	7,317,007

Diluted	7,940,262	7,922,811	7,944,650	7,839,360

See accompanying notes to the consolidated financial statements.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net income	$3,128,000	$3,317,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,159,000	1,116,000
Loss on sale of equipment	21,000	25,000
Tax benefit from exercise of stock options	19,000	—
Changes in operating assets and liabilities, net of effects from acquisition in 2002:
Contracts and trade receivables, net	2,800,000	1,892,000
Costs and estimated earnings in excess of billings	(973,000)	(3,205,000)
Prepaid expenses and other assets	(180,000)	136,000
Trade accounts payable and accrued liabilities	(1,043,000)	814,000
Billings in excess of costs and estimated earnings	(63,000)	(403,000)

Net cash provided by operating activities	$4,868,000	3,692,000

Cash flows from investing activities:
Net cash expended related to or for acquisitions	(714,000)	(7,297,000)
Additions to equipment and leasehold improvements	(764,000)	(871,000)
Proceeds from (purchases of) securities held-to-maturity	(3,184,000)	2,485,000
Proceeds from sales of equipment	36,000	113,000

Net cash used in investing activities	$(4,626,000)	(5,570,000)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations, including current portion	(52,000)	(316,000)
Proceeds from exercise of stock options	146,000	131,000

Net cash provided by (used in) financing activities	$94,000	(185,000)

Net increase (decrease) in cash and cash equivalents	336,000	(2,063,000)
Cash and cash equivalents, beginning of period	$20,333,000	12,212,000

Cash and cash equivalents, end of period	$20,669,000	$10,149,000

See supplemental cash flow information at Note 8.

See accompanying notes to the consolidated financial statements.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The accompanying consolidated balance sheet as of June 30, 2003, and the consolidated statements of income and cash flows for the three and six months ended June 30, 2003 and 2002, are unaudited and in the opinion of management include all adjustments necessary to present fairly the information set forth therein, which consist solely of normal recurring adjustments. All significant intercompany transactions have been eliminated and certain reclassifications have been made to prior periods’ consolidated financial statements to conform to the current period presentation. The results of operations for these interim periods are not necessarily indicative of results for the full year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of The Keith Companies, Inc. (together with its subsidiaries, the “Company” or “TKCI”) for the year ended December 31, 2002 as certain disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

2.	Accounting for Stock Options

The Company accounts for its stock options in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has not recorded any compensation expense related to the granting of options during the three and six months ended June 30, 2003 and 2002. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” permits entities to recognize the fair value of all stock-based awards on the date of grant as an expense over the vesting period. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25; however, SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure,” requires pro forma net income disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and to provide the pro forma disclosure specified by SFAS No. 148.

Had the Company determined compensation cost based on the fair value (using the Black-Scholes method) at the grant date for its stock options under SFAS No. 123, the Company’s net income would have been adjusted to the pro forma amounts indicated below:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Net income:
As reported	$1,729,000	$1,878,000	$3,128,000	$3,317,000
Pro forma	$1,619,000	$1,787,000	$2,909,000	$3,124,000
Basic earnings per share:
As reported	$0.23	$0.26	$0.41	$0.45
Pro forma	$0.21	$0.24	$0.38	$0.43
Diluted earnings per share:
As reported	$0.22	$0.24	$0.39	$0.42
Pro forma	$0.20	$0.23	$0.37	$0.40

3.	Per Share Data

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

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

The following is a reconciliation of the denominator for the basic EPS computation to the denominator of the diluted EPS computation:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Weighted average shares used for the basic EPS computation	7,607,374	7,323,154	7,598,040	7,317,007
Incremental shares from the assumed exercise of dilutive stock options, contingently issuable shares and restricted shares	332,888	599,657	346,610	522,353

Weighted average shares used for the diluted EPS computation	7,940,262	7,922,811	7,944,650	7,839,360

In conjunction with certain acquisitions, the Company agreed to pay consideration consisting of shares of its common stock. As a result, the Company estimated and included 142,816 weighted average contingently issuable shares in its weighted average shares used for the diluted EPS computation for the three and six months ended June 30, 2003, and 306,041 and 258,609 for the three and six months ended June 30, 2002, respectively.

Additionally, during the second quarter of 2003, the Company issued 20,000 restricted shares of its common stock to certain executive officers. As a result, the Company estimated and included 3,297 and 1,658 weighted average shares in its weighted average shares used for the diluted EPS computation for the three and six months ended June 30, 2003, respectively.

There were 189,494 and 169,838 anti-dilutive weighted stock options excluded from the above calculations for the three and six months ended June 30, 2003, respectively, and 103,825 and 110,166 for the three and six months ended June 30, 2002, respectively.

4.	Segment and Related Information

The Company evaluates performance and makes resource allocation decisions based on the overall type of services provided to customers. For financial reporting purposes, the Company has grouped its operations into two primary reportable segments: Real Estate Development and Public Works/Infrastructure (“REPWI”) and Industrial/Energy (“IE”). The REPWI segment primarily provides engineering and consulting services for the development of both private projects (such as residential communities, commercial and industrial properties, and recreational projects) and public works/infrastructure projects (such as transportation and water/sewage facilities). The IE segment provides the technical expertise and management required to design and test manufacturing facilities and processes and to facilitate the construction, through design, testing and start-up support of primary and alternate electrical power systems for power generators and large scale power consumers.

The following tables set forth certain information regarding the Company’s reportable segments for the three and six months ended June 30, 2003 and 2002:

For the Three Months Ended June 30, 2003

			Corporate
	REPWI	IE	Costs	Consolidated

Net revenue	$19,548,000	$3,229,000	$—	$22,777,000
Income from operations	$4,636,000	$315,000	$(2,191,000)	$2,760,000
Identifiable assets	$74,335,000	$9,305,000	$—	$83,640,000

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

For the Three Months Ended June 30, 2002

			Corporate
	REPWI	IE	Costs	Consolidated

Net revenue	$18,434,000	$5,217,000	$—	$23,651,000
Income from operations	$4,405,000	$828,000	$(1,881,000)	$3,352,000
Loss from discontinued operations	$(193,000)	$—	$—	$(193,000)
Identifiable assets	$69,370,000	$11,132,000	$—	$80,502,000

For the Six Months Ended June 30, 2003

			Corporate
	REPWI	IE	Costs	Consolidated

Net revenue	$38,129,000	$6,994,000	$—	$45,123,000
Income from operations	$8,523,000	$584,000	$(4,329,000)	$4,778,000

For the Six Months Ended June 30, 2002

			Corporate
	REPWI	IE	Costs	Consolidated

Net revenue	$33,517,000	$10,937,000	$—	$44,454,000
Income from operations	$7,375,000	$2,356,000	$(3,914,000)	$5,817,000
Loss from discontinued operations	$(298,000)	$—	$—	$(298,000)

5.	Goodwill

The changes in the carrying amount of goodwill as reported by each reportable segment for the three and six months ended June 30, 2003 are as follows:

For the Three Months Ended June 30, 2003

	REPWI	IE	Total

Balance as of April 1, 2003	$18,279,000	$4,862,000	$23,141,000
Purchase price adjustments	37,000	32,000	69,000

Balance as of June 30, 2003	$18,316,000	$4,894,000	$23,210,000

For the Six Months Ended June 30, 2003

	REPWI	IE	Total

Balance as of January 1, 2003	$18,191,000	$4,865,000	$23,056,000
Purchase price adjustments	125,000	29,000	154,000

Balance as of June 30, 2003	$18,316,000	$4,894,000	$23,210,000

6.	Discontinued Operations

During 2002, the Company closed three of its divisions. Two of these divisions were part of Hook & Associates Engineering, Inc. which the Company acquired in January 2001 and were located in Colorado and Wyoming. The third closure was the Company’s internally developed Communication division, which was located in California. The closures were primarily due to lower than expected operating results and difficult market conditions. In accordance with accounting principles generally accepted in the United States of America, the balances and activities of these divisions were segregated and reported as discontinued operations during 2002.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

7.	Indebtedness

The Company has available a $10.0 million unsecured line of credit consisting of three components: (i) an acquisition component, (ii) an equipment and vehicle financing component, and (iii) a working capital component. The line provides up to a maximum of $5.0 million to finance acquisitions, up to a maximum of $3.0 million to finance equipment and vehicle purchases and up to a maximum of $10.0 million less the aggregate outstanding principal balance of the acquisition, and equipment and vehicle components for working capital. The line bears interest at either a range of 0.25% below prime to prime, or a range of 1.25% to 1.75% over LIBOR depending on the Company’s ability to meet certain financial covenants. The equipment and vehicle financing component of the line of credit matures in September 2003, and the acquisition and working capital components of the line of credit mature in June 2004. The Company is currently in the process of negotiating the terms to extend the unsecured line of credit. This line of credit agreement restricts the payment of dividends without the bank’s consent. There were no amounts outstanding under this line of credit agreement as of June 30, 2003 or December 31, 2002.

8.	Supplemental Cash Flow Information

	For the Six Months
	Ended June 30,

	2003	2002

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,000	$25,000

Cash paid for income taxes	$3,319,000	$1,792,000

Non-cash financing and investing activities:
Purchase price adjustment to goodwill	$154,000	$(118,000)

Issuable common stock issued	$715,000	$—

9.	Related Party

In March 2001, the Company entered into change in control agreements with Aram H. Keith, our chief executive officer and chairman of the board, Eric C. Nielsen, our president and chief operating officer of our company, and Gary C. Campanaro, our chief financial officer, secretary and a director of our company. These agreements provide that if the executive officer’s employment with us terminates as a result of an involuntary or constructive termination (as these terms are defined in the agreements) at any time within two years following a change in control, then, in addition to other benefits, the executive officer will receive a one-time payment, equal to two times the executive officer’s highest annual level of total cash compensation (including any and all bonus amounts) paid by us to that executive officer during any one of the three consecutive calendar years (inclusive of the year of termination) immediately prior to termination. The executive officer also is entitled to receive a payment by us to offset any excise tax under the Internal Revenue Code of 1986, as amended, that has been levied against the executive officer for payments that we have made to him. In addition, any unvested options previously granted to the executive officer will immediately vest and become exercisable as of the date of termination and remain exercisable until their respective expiration dates.

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

Goodwill. We use estimates in order to determine if goodwill has been impaired. An impairment loss may be recognized if the carrying amount of a reporting unit’s net book value exceeds the estimated fair value of the reporting unit. We arrive at the estimated fair value of a reporting unit by using a variety of customary valuation methods, such as discounted cash flow analysis and multiples of net revenue and earnings before interest and taxes. These valuation methods use a variety of assumptions such as future billable employee headcount, net revenue per billable employee, operating income, cash flow, discount rates and multiples. Estimating fair value of a reporting unit is a subjective process and requires the use of our best estimates. We will perform our valuation analysis at least annually or if an event occurs or circumstances change that would indicate the carrying amount of goodwill may be impaired. If our estimates or assumptions change from those used in our current valuation, we may be required to recognize an impairment loss in future periods.

Provision for Doubtful Accounts. We use estimates in arriving at our allowance for doubtful accounts related to our contracts and trade receivables. These estimates are based on our best assessment as to the collectibility of the related receivable balance. Future collections of receivables that are different from our current estimates will affect results of operations in future periods.

Discretionary Bonus Plan. In the second quarter of 2003, we implemented a discretionary bonus plan. Under this bonus plan, we may award an annual cash performance bonus to our employees provided that our annual actual results exceed a pre-established annual target. We review the need for a bonus accrual on a quarterly basis by comparing our actual quarterly results and our estimated results for the remainder of the year to our annual pre-established target. Estimating our future results is a subjective process and requires the use of our best estimates based upon the current information known to us at that point in time. As a result of potential changes to our estimates, our quarterly results may be significantly affected by adjustments to the bonus accrual. Any annual bonus award under this plan is at the discretion of the compensation committee.

Impact of Our Industry Diversification Strategy

To help reduce our susceptibility to economic cycles affecting the real estate development industry, we intend to expand our work in the public works/infrastructure and the industrial/energy industries as feasible, based upon such items as economic and market conditions. We believe that among other business initiatives, our acquisition strategy may play a significant role in contributing to this objective. The acquisitions of Pacific Engineering Corporation and Universal Energy Inc. during 2001, ALNM Group, Inc. in 2002 and anticipated future acquisitions, many of which may include engineering services outside of the real estate development industry, may have a significant impact on our future net revenue mix. Due to these and potential future acquisitions, we anticipate that our margins may be affected by the decreased business concentration from the real estate development industry which has historically yielded higher margins than services provided to the public works/infrastructure and industrial/energy industries.

Results of Operations

The following table sets forth the Company’s unaudited consolidated statements of income for each of the periods presented as a percentage of net revenue:

	For the Three Months Ended		For the Six Month Ended
	June 30,		June 30,

	2003	2002	2003	2002

Gross revenue	110.2%	120.4%	110.2%	120.9%
Subcontractor costs	10.2	20.4	10.2	20.9

Net revenue	100.0	100.0	100.0	100.0
Costs of revenue	65.8	66.1	66.3	66.0

Gross profit	34.2	33.9	33.7	34.0
Selling, general and administrative expenses	22.1	19.7	23.1	20.9

Income from operations	12.1	14.2	10.6	13.1
Interest income	0.3	0.4	0.3	0.5
Interest expense	0.0	0.1	0.0	0.1
Other expenses (income), net	0.0	0.1	(0.5)	0.2

Income before provision for income taxes and discontinued operations	12.4	14.4	11.4	13.3
Provision for income taxes	4.8	5.6	4.5	5.2

Income from continuing operations	7.6	8.8	6.9	8.1
Loss from discontinued operations, net of income taxes	0.0	0.9	0.0	0.6

Net income	7.6%	7.9%	6.9%	7.5%

The following table sets forth certain components of the Company’s unaudited consolidated statements of income for the three and six months ended June 30, 2003 and includes the dollar and percentage change compared to the prior year period:

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,

	(dollars in thousands)				(dollars in thousands)

			Change				Change

	2003	2002	$	%	2003	2002	$	%

Gross revenue	$25,093	$28,477	$(3,384)	(11.9)%	$49,745	$53,744	$(3,999)	(7.4)%
Subcontractor costs	2,316	4,826	(2,510)	(52.0)	4,622	9,290	(4,668)	(50.2)

Net revenue	22,777	23,651	(874)	(3.7)	45,123	44,454	669	1.5
Costs of revenue	14,989	15,636	(647)	(4.1)	29,930	29,328	602	2.1

Gross profit	7,788	8,015	(227)	(2.8)	15,193	15,126	67	0.4
SG&A expenses	5,028	4,663	365	7.8	10,415	9,309	1,106	11.9

Income from operations	2,760	3,352	(592)	(17.7)	4,778	5,817	(1,039)	(17.9)
Interest income	70	93	(23)	(24.7)	139	217	(78)	(35.9)
Interest expense	3	30	(27)	(90.0)	9	66	(57)	(86.4)
Other (income) expenses, net	(8)	20	(28)	(140.0)	(220)	40	(260)	(650.0)

Income before provision for income taxes and discontinued operations	2,835	3,395	(560)	(16.5)	5,128	5,928	(800)	(13.5)
Provision for income taxes	1,106	1,324	(218)	(16.5)	2,000	2,313	(313)	(13.5)

Income from continuing operations	1,729	2,071	(342)	(16.5)	3,128	3,615	(487)	(13.5)
Loss from discontinued operations, net of income taxes	—	193	(193)	(100.0)	—	298	(298)	(100.0)

Net income	$1,729	$1,878	$(149)	(7.9)%	$3,128	$3,317	$(189)	(5.7)%

Three and Six Months Ended June 30, 2003 and June 30, 2002

Net Revenue. Net revenue for the three months ended June 30, 2003 decreased $0.9 million, or 3.7%, to $22.8 million compared to $23.7 million for the three months ended June 30, 2002. The decrease in net revenue for the second quarter was due to a decline in net revenue generated from our industrial/energy industry segment which experienced a continued slow down in the pace of construction of new power plants and/or alternative power solutions and the completion of contract work for a large client that had significant activity during 2002. Additionally, we experienced lower net revenue from our ALNM Group Inc. (“ALNM”) operations, due mainly to a lower number of direct employees resulting from a weak economy in the public works/infrastructure sector of the Greater Southeast Michigan area. These decreases in net revenue were partially offset by increased net revenue generated from our real estate services due to a strong California residential real estate market, which continued to experience an increase in demand.

For the six months ended June 30, 2003, net revenue increased $0.7 million, or 1.5%, to $45.1 million compared to $44.5 million for the six months ended June 30, 2002. The growth in net revenue for the six months ended June 30, 2003 was partially due to the acquisition of ALNM, effective March 2002, which contributed $1.4 million in additional net revenue for the first half of 2003 as compared to the first half of 2002. Excluding the net revenue from the ALNM acquisition, net revenue decreased by $0.7 million, or 1.6%. This decrease in net revenue was primarily the result of the continued slow down in our industrial/energy industry segment and lower net revenue from our Arizona office, which was part of Hook & Associates Engineering, Inc. (“Hook”) which we acquired in January 2001, partially offset by increased net revenue generated from our real estate services due to a strong California residential real estate market.

Subcontractor costs, as a percentage of net revenue, decreased to 10.2% for both the three and six months ended June 30, 2003 as compared to 20.4% and 20.9% for the three and six months ending June 30, 2002, respectively. The decrease during both periods was primarily due to a decrease in subcontractor costs related to several large contracts in our industrial/energy segment.

Market uncertainties in the power generation portion of the energy industry have caused a decline in the pace of construction of new power plants and/or alternative power solutions. As a result, our industrial/energy segment continued to experience a reduction in net revenue during the first half of 2003. If this market uncertainty continues, it may cause further reductions in net revenue and therefore continue to negatively impact net income from our industrial/energy segment.

Although we have not experienced a significant decrease in net revenue from our public works/infrastructure industry during the first half of 2003 as compared to the same period during 2002, certain current conditions, including a weak economy in the public works/infrastructure sector, especially in the Greater Southeast Michigan area, lead us to believe that we may experience an adverse impact to net revenue and net income related to this industry.

Gross Profit. Gross profit for the three months ended June 30, 2003 decreased $0.2 million, or 2.8%, to $7.8 million compared to $8.0 million for the three months ended June 30, 2002. The decrease in gross profit for the three months ended June 30, 2003 was primarily attributable to an increase in compensation expense associated with the adoption of a discretionary bonus plan (as discussed under “Critical Accounting Policies and Significant Estimates”) during the second quarter of 2003, which accounted for a $0.5 million decrease in gross profit combined with lower gross profit realized by our industrial/energy segment compared to the same period during 2002. These decreases in gross profit were partially offset by strong gross profits generated from our real estate services. As a percentage of net revenue, gross profit increased to 34.2% during the second quarter of 2003 from 33.9% during the same period of 2002. The percentage increase was primarily related to higher gross profit contributed from our real estate services, partially offset by both the lower gross profit contributed from our industrial/energy segment and the discretionary bonus compensation expense incurred during the second quarter of 2003, compared to 2002.

Gross profit for the six months ended June 30, 2003 remained flat as compared to the corresponding prior year period, despite the additional gross profit of $0.3 million generated from the acquisition of ALNM in March 2002. Excluding the additional gross profit from ALNM, gross profit decreased mainly due to lower gross profit from our industrial/energy segment combined with the $0.5 million of additional expense incurred related to our discretionary bonus plan, both of which were partially offset by strong gross profit from our real estate services. For the sixth month period ended June 30, 2003, gross profit as a percentage of net revenue decreased slightly from 2002. This decrease was mainly due to lower gross profit contributed from our industrial/energy segment and the discretionary bonus accrual (as mentioned above) both of which were partially offset by stronger gross profits contributed from our real estate services.

As noted above, due to a continuing decline in the pace of construction of new power plants, and/or alternative power solutions, our industrial/energy segment experienced a reduction in its gross profit during the first half of 2003. If this decline continues, it may cause our industrial/energy segment to experience a continued reduction of gross profit and therefore also a reduction in net income.

We have experienced a decrease in gross profit from our public works/infrastructure industry in 2003 as compared to 2002. Certain current conditions, including a weak economy in the public works/infrastructure sector (especially in the Greater Southeast Michigan area), lead us to believe we may experience a further decline in our gross profit and net income related to this industry.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) for the three months ended June 30, 2003 increased $0.3 million, or 7.8%, to $5.0 million compared to $4.7 million for the three months ended June 30, 2002. As a percentage of net revenue, SG&A increased to 22.1% for the second quarter 2003 compared to 19.7% for the second quarter of 2002. Both the dollar and percentage increase in SG&A were primarily attributable to an increase in compensation expense due to the adoption of the discretionary bonus plan in the second quarter of 2003 which resulted in an expense of approximately $0.2 million and an increase in overall corporate administrative costs. In addition, our provision for doubtful accounts increased during the second quarter of 2003 as compared to the same period in 2002. This increase was primarily a result of a reduction in the provision for doubtful accounts during the second quarter of 2002 due to the collection in 2002 of previously reserved accounts receivable.

For the six months ended June 30, 2003, SG&A increased $1.1 million, or 11.9%, to $10.4 million compared to $9.3 million for the same period in 2002. The increase in SG&A during the six months ended June 30, 2003 was primarily attributable to the increase in SG&A costs related to the acquisition of ALNM, increases in proposal activities, increase in compensation expense related to the discretionary bonus plan, and an increase in overall corporate administrative costs. In addition, our provision for doubtful accounts increased during the six months ended June 30, 2003 as compared to the same period in 2002. This increase was primarily a result of a reduction in the provision for doubtful accounts during the second quarter of 2002 due to the collection in 2002 of previously reserved accounts receivable balances. For the six months ended June 30, 2003, SG&A as a percentage of net revenue increased to 23.1% compared to 20.9% for the corresponding prior period. This percentage increase resulted primarily from a higher provision for doubtful accounts, an increase in proposal activities, an increase in compensation expense associated with the discretionary bonus plan, and an increase in overall corporate administrative costs.

Interest Income. Interest income for the three and six months ended June 30, 2003 decreased by $23,000 and $78,000, respectively, as compared to the same periods in the prior year. These decreases in interest income resulted from lower yields earned on cash and securities, partially offset by an increase in the average balance of cash and securities as compared to the same periods in 2002.

Interest Expense. Interest expense for the three and six months ended June 30, 2003 decreased by $27,000 and $57,000, respectively, compared to the same periods in the prior year. The decrease in interest expense was primarily attributable to the termination of a $1.3 million note in July of 2002 as part of the modification agreement entered into related to the Hook acquisition.

Other (Income) Expenses, net. Other income increased to $220,000 during the six months ended June 30, 2003 as compared to other expenses of $40,000 during the corresponding prior year period. The increase in other income was primarily attributable to a net $230,000 sublease termination fee recognized by us related to one of our facilities which we had subleased. As a condition to this sublease termination arrangement, we have been relieved of all obligations related to this facility.

Income Taxes. For the three months ended June 30, 2003, the provision for income taxes was $1.1 million compared to $1.3 million for the three months ended June 30, 2002. For the six months ended June 30, 2003, the provision for income taxes was $2.0 million compared to $2.3 million for the same period during the prior year. The decrease in provision for income taxes during both periods resulted primarily from a lower taxable base. Our effective tax rate was 39% during 2003 and 2002 for all comparable periods.

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

Related Party

In March 2001, we entered into change in control agreements with Aram H. Keith, our chief executive officer and chairman of the board, Eric C. Nielsen, our president and chief operating officer, and Gary C. Campanaro, our chief financial officer, secretary and a director of our company. These agreements provide that if the executive officer’s employment with us terminates as a result of an involuntary or constructive termination (as these terms are defined in the agreements) at any time within two years following a change in control, then, in addition to other benefits, the executive officer will receive a one-time payment, equal to two times the executive officer’s highest annual level of total cash compensation (including any and all bonus amounts) paid by us to that executive officer during any one of the three consecutive calendar years (inclusive of the year of termination) immediately prior to termination. The executive officer also is entitled to receive a payment by us to offset any excise tax under the Internal Revenue Code of 1986, as amended, that has been levied against the executive officer for payments that we have made to him. In addition, any unvested options previously granted to the executive officer will immediately vest and become exercisable as of the date of termination and remain exercisable until their respective expiration dates.

We have not entered into any material related party transactions during 2003.

Liquidity and Capital Resources

Cash and cash equivalents combined with securities held-to-maturity totaled $27.0 million as of June 30, 2003, compared to $23.5 million as of December 31, 2002, an increase of $3.5 million. Working capital as of June 30, 2003 was $43.4 million compared to $39.6 million as of December 31, 2002, an increase of $3.8 million. Our debt to equity ratio (excluding the effect of issuable common stock) at both June 30, 2003 and December 31, 2002 was 0.00 to 1.

Cash Flows From Operating Activities. Net cash provided by operating activities increased $1.2 million, to $4.9 million for the six months ended June 30, 2003 compared to $3.7 million for the six months ended June 30, 2002. The increase in net cash provided by operating activities as compared to the prior year period was primarily the result of changes in operating assets and liabilities, net of effects from acquisitions.

Cash Flows From Investing Activities. Net cash used in investing activities totaled $4.6 million for the sixth months ended June 30, 2003 compared to $5.6 million for the corresponding prior year period, a decrease of $1.0 million. This decrease in net cash used in investing activities was primarily due to a decrease in cash used for acquisitions, partially offset by an increase in cash used to purchase securities held-to-maturity.

Cash Flows From Financing Activities. Net cash provided by financing activities increased by $279,000 to $94,000 for the six months ended June 30, 2003 compared to net cash used in financing activities of $185,000 for the six months ended June 30, 2002. This increase in net cash provided by financing activities resulted primarily from a decrease of principal payments on our debt during the first half of 2003.

The Company has available a $10.0 million unsecured line of credit consisting of three components: (i) an acquisition component, (ii) an equipment and vehicle financing component, and (iii) a working capital component. The line provides up to a maximum of $5.0 million to finance acquisitions, up to a maximum of $3.0 million to finance equipment and vehicle purchases and up to a maximum of $10.0 million less the aggregate outstanding principal balance of the acquisition, and equipment and vehicle components for working capital. The line bears interest at either a range of 0.25% below prime to prime, or a range of 1.25% to 1.75% over LIBOR depending on the Company’s ability to meet certain financial covenants. The equipment and vehicle financing components of the line of credit matures in September 2003, and the acquisition and working capital component of the line of credit mature in June 2004. The Company is currently in the process of negotiating the terms to extend the unsecured line of credit. This line of credit agreement restricts the payment of dividends without the bank’s consent. There were no amounts outstanding under this line of credit agreement as of June 30, 2003 or December 31, 2002.

In November 2002, we entered into a 12 month $1.3 million letter of credit securing a facility lease in Irvine, California relating to our Orange County, Tettemer and Corporate divisions.

On occasion, we will enter into purchase agreements related to acquisitions which provide for future purchase price payments or “earn-outs” as a result of achieving certain operating results by the acquired companies. As a result of these earn-out provisions, we may be obligated to pay additional consideration in future periods. Current accounting principles require that such earn-outs be accrued on our balance sheet only at the point at which the earn-out period has elapsed and the performance targets have been met. As of June 30, 2003, we may be obligated to pay a maximum of $7.4 million over the next 2 years in additional purchase price related to our acquisitions, of which approximately 50% will be paid in cash with the remaining 50% to be paid out in our common stock. Such potential earn-outs are not currently reflected on our balance sheet as the earn-out period has not elapsed and, therefore, the achievement of the performance target is currently unknown.

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

Future Cash Requirements

We expect to fund our future liquidity needs primarily from (i) operating cash flows, (ii) existing balances of cash and cash equivalents and securities held-to-maturity, and (iii) borrowings under our $10.0 million unsecured revolving line of credit, which we have not utilized as of June 30, 2003. We believe these sources of funds will be sufficient to provide for our operations, our planned capital expenditures, and satisfy our debt obligations over the next twelve months. We expect our capital expenditures in fiscal 2003 to range between approximately $2.0 million to $2.5 million.

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

Effect of Recent Accounting Pronouncements

On May 15, 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003 and are otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We believe the adoption of this statement will not have a material effect on our financial condition, results of operations, or cash flows.

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

Risk Factors – Risks Related To Our Industries

Our business could suffer if there is a downturn in the real estate market

We estimate that during the first half of 2003, approximately 64% of our net revenue was rendered in connection with commercial and residential real estate development projects. Reduced demand in the real estate market would likely decrease the demand for our services. A decrease in the demand for our services could result in cash flow difficulties and potential operating losses for our company.

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

We derive revenue from engineering services provided to the energy industry. Continued delay and reduction in the pace of construction for new power plants, cogeneration facilities, and electrical distribution facilities has had, and may continue to adversely affect our business

The demand for our services is related to the level and pace of construction of energy related solutions. We believe that the success and further development of this aspect of our business depends, in part, upon the need for and funding of these projects. High energy prices, power shortages, and pressure at state and federal levels for increased supply resulted in the increased demand for energy related solutions with an unprecedented number of new power plants, cogeneration facilities, and electrical distribution facilities announced in 2001. However, a weakening demand and softening economy combined with a decline in energy prices have caused builders of such energy related solutions to reconsider planned projects. Many have announced downsizings or cancellations of new power plants and/or alternative power solutions. The decline in the pace of construction of new power plants and/or alternative power solutions has had, and may continue to have, an adverse affect on our industrial/energy segment.

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

Terrorism and the war with Iraq may have a material adverse effect on our operating results

The terrorist attacks that took place in the United States on September 11, 2001, along with the United States military campaign against terrorism in Afghanistan, Iraq and elsewhere, and ongoing violence in the Middle East have created many economic and political uncertainties, some of which had and may materially affect the markets in which we operate, and our operations and profitability. The short-term and long-term effects of these developments on our customers, the markets for our services and the U.S. economy are uncertain. The consequences of any terrorist attacks, or any armed conflicts, are unpredictable, and we may not be able to foresee events that could have an adverse effect on our markets, or our business.

Risk Factors – Risks Related To Our Business

Our revenue, income and cash flow could decline if there is a downturn in the California economy or real estate market

We estimate that during the first half of 2003, approximately 69% of our net revenue was derived from services rendered in California. Poor economic conditions in California may significantly reduce the demand for our services and decrease our revenue and profits. From 1991 to 1996, our business was negatively impacted during the real estate market downturn in Southern California, and we experienced cash flow difficulties and substantial operating losses.

If we are unable to effectively manage our growth, we could incur unforeseen costs or delays and our reputation and reliability in the marketplace could be damaged

We have grown rapidly and intend to pursue further growth, through acquisitions and otherwise, as part of our business strategy but we may not be able to manage our growth effectively and efficiently. Our inability to manage our growth effectively and efficiently could cause us to incur unforeseen costs, time delays or other negative impacts, any of which could cause a decline in our revenue and profitability. Our rapid growth has presented and will continue to present numerous administrative and operational challenges, including the management of an expanding array of engineering and consulting services, the assimilation of financial reporting systems, increased pressure on our senior management and increased demand on our systems and internal controls.

If we are unable to successfully implement our acquisition strategy, current expectations of our growth or operating results may not be met

Our growth strategy includes the strategic acquisition of companies that expand our service offerings and geographic presence, including acquisitions that may be larger than our historic acquisitions. If we are unsuccessful in implementing our acquisition strategy, we could fail to achieve the revenue and profitability growth that we currently expect. We may not be successful in implementing our acquisition strategy for a number of reasons, including the following:

•	We may fail to consummate an acquisition even if an announcement had been made to acquire a target company;

•	As the engineering industry consolidates, suitable acquisition candidates are expected to become more difficult to locate and may only be available at an increased price or under terms that are less favorable than in the past;

•	We may not be able to arrange suitable financing to consummate an acquisition;

•	We may not be successful in integrating an acquired company’s professionals, clientele and culture into ours;

•	We may not be successful in generating the same level of operating performance that an acquired company experienced prior to the acquisition;

•	As we expand our service offerings and geographic presence, we may not be able to maintain the current level of quality of services;

•	We may not be able to maintain our reputation in an acquired entity’s geographic area or service offerings and as a consequence our ability to attract and retain clients in those or other areas may be negatively impacted;

•	An acquired company may be less profitable than us resulting in reduced profit margins; and

•	The acquisition and subsequent integration of an acquired company may require a significant amount of management’s time, diverting their attention from our existing operations and clients, which could result in the loss of key employees or clients.

If our estimates or assumptions used in arriving at the fair value of acquired entities change from those used in our current valuations, we may be required to recognize a goodwill impairment loss

We use estimates in order to determine if goodwill has been impaired. An impairment loss may be required to be recognized if the carrying amount of a reporting unit’s net book value exceeds the estimated fair value of the reporting unit. We arrive at the estimated fair value of a reporting unit by using a variety of customary valuation methods, such as discounted cash flow analysis and multiples of net revenue and earnings before interest and taxes. These valuation methods use a variety of assumptions such as future billable employee headcount, net revenue per billable employee, operating income, cash flow, discount rates and multiples. Estimating fair value of a reporting unit is a subjective process and requires the use of our best estimates. If our estimates or assumptions change from those used in our current valuation, we may be required to recognize an impairment loss. As of June 30, 2003, our goodwill balance, net of accumulated amortization was $23.2 million. We no longer amortize goodwill due to our adoption of SFAS No. 142 “Goodwill and Other Intangible Assets.”

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

Our backlog is an uncertain indicator of future financial performance and it is subject to adjustment or cancellation

Our gross revenue backlog as of June 30, 2003 was approximately $53.2 million. We cannot assure you that the entire balance of our backlog will convert into revenue since our contracts are subject to scope adjustments and/or cancellations. These types of scope adjustments or cancellations may result in a reduction in our backlog which could adversely affect our revenue and profit.

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

Adverse weather conditions may cause a delay or elimination of our net revenue otherwise recognized and adversely affect our profitability

Field activities are generally performed outdoors and may include surveying, archeology, plant start-up and testing, and plant operations. Certain weather conditions may cause postponements in the initiation and/or completion of our field activities necessary in connection with our projects, which may result in a delay or elimination of revenue that otherwise would have been recognized, while certain costs will continue to be incurred. Adverse weather conditions may also delay or eliminate our initiation and/or completion of the various phases of work relating to our other engineering services that commence concurrent with or subsequent to field activities. Any delay in completion of the field and/or other activities may require us to incur additional costs attributable to overtime work necessary to meet the client’s required schedule. Due to various factors, a delay in the commencement or completion of a project may also result in a cancellation of the contract. As a result, our net revenue and profitability may be adversely affected.

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

We currently maintain general liability, umbrella, professional liability, directors and officers liability, and various types of other insurance policies. Claims may be made against us which exceed the limits of these policies, in which case we would be liable to pay these claims from our assets. Our professional liability and directors and officers liability policies are “claims made” policies and only claims made during the term of the policy are covered. If we terminate our policies and do not obtain retroactive coverage, we would be uninsured for claims made after termination even if these claims are based on events or acts that occurred during the term of the policy. Our insurance policies typically have various exceptions to the claims covered and also require us to assume some costs of the claim even though a portion of the claim may be covered, resulting in potential liability to us. Further, our expansion into new services or geographic areas could result in our failure to obtain coverage for these services or areas, or the coverage being offered may be at a higher cost than our current coverage. Due to the current insurance environment, we have experienced and may continue to experience an increase in our insurance premiums. We may not be able to pass these increases on to our clients in increased billing rates.

If we are unable to engage qualified subcontractors, we may lose projects, revenue and clients

We often contract with outside companies to perform designated portions of the services we perform for our clients. If we are unable to engage subcontractors, our ability to perform under some of our contracts may be impeded and the quality of our service may decline. As a consequence, we may lose projects, revenue and clients. For the first half of 2003, subcontractor costs accounted for approximately 10% of our net revenue.

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

Risk Factors - Risks Related To Ownership of Our Stock

Our stock price may decrease, which could result in significant losses for investors or adversely affect our business

     The following factors could cause the market price of our common stock to decrease, perhaps substantially:

•	the failure of our quarterly operating results to meet expectations;

•	adverse developments in the worldwide economy, the financial markets, the engineering and consulting services market, the real estate market, the public works/infrastructure market, and/or the industrial/energy market;

•	changes in interest rates;

•	our failure to meet securities analysts’ expectations;

•	changes in accounting principles;

•	sales of common stock by existing shareholders or holders of options;

•	announcements of key developments by our competitors;

•	the reaction of markets and securities analysts to announcements and developments involving our company; and

•	resolution of threatened or pending litigation.

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

If we need to sell or issue additional shares of common stock and/or incur additional debt to finance future acquisitions, your stock ownership could be diluted and our results of operations could be adversely affected

Our business strategy is to expand into new markets and enhance our position in existing markets through the acquisitions of complementary businesses. In order to successfully complete targeted acquisitions or to fund our other activities, we may issue additional equity securities that could dilute your stock ownership. We may also incur additional debt if we acquire another company, and this could negatively impact our results of operations.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate changes primarily as a result of our cash and cash equivalents (“Cash”), securities held-to-maturity (“Securities”) and line of credit, which are used to maintain liquidity and to fund capital expenditures and our expansion. Due to our large balance of Cash and Securities, our earnings and cash flows may be materially impacted by changes in interest rates. The Company intends to hold all of its securities until maturity, and therefore, should not bear any interest rate risk due to early disposition. Due to the relatively immaterial levels of our current borrowings, our earnings and cash flows should not be materially impacted by changes in interest rates. Our bank line of credit is based on variable interest rates and is therefore affected by changes in market rates. We do not enter into derivative or interest rate hedging transactions.

The table below presents the principal amounts of securities held-to-maturity, weighted average interest rates, fair values and other items required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes as of June 30, 2003.

				Fair
	2003	2004	Total	Value(1)

Securities held-to-maturity (non-trading)	$2,448,000	$3,900,000	$6,348,000	$6,353,000
Weighted average interest rate (2)	1.78%	1.20%	1.43%	1.43%

(1)	The fair value for securities held-to-maturity was based on the quoted market price of such securities as of June 30, 2003.

(2)	Approximately 78% of the Company’s securities held-to-maturity are invested in federally tax-exempt bonds. The weighted average interest rate shown above is a combination of pre-tax interest rates for taxable securities and an after tax interest rate for tax-exempt securities.

     As the table incorporates only those exposures that existed as of June 30, 2003, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented in the table has limited predictive value. Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on those exposures or positions that arise during the period and interest rates.

ITEM 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes In Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On May 20, 2003, we held our annual meeting of the shareholders. At this meeting, our shareholders were asked to vote on two matters:

•	the election of five directors; and

•	the ratification of the appointment of KPMG LLP as our independent auditors for fiscal 2003.

Of the total outstanding shares, 6,545,333 or 87.06%, were voted.

The first item presented for a vote before our shareholders was the re-election of our five directors. Set forth below is information with respect to the nominees elected as directors at the annual meeting and the votes cast for, against and/or withheld with respect to each such nominee.

Individual	For	Against	Withheld

Aram H. Keith	6,337,717	0	207,616
Gary C. Campanaro	6,337,617	0	207,716
George Deukmejian	6,534,157	0	11,176
Christine Diemer Iger	6,534,157	0	11,176
Edward R. Muller	6,534,157	0	11,176

There were no broker non-votes in connection with this proposal.

The second item presented for a vote before the shareholders was the ratification of the appointment of KPMG LLP as our independent auditors for fiscal 2003. Of the votes received, 6,541,123 were in favor of the proposal, 3,010 were against, and 1,200 were withheld. There were no broker non-votes in connection with this proposal.

There were no other matters submitted for a vote of our shareholders during the period covered by this report.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Number

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Chief Financial Officer

(b)	Reports on Form 8-K

On May 8, 2003, we filed a Current Report on Form 8-K relating to a press release announcing 2003 First Quarter Results and Earnings Guidance.

On August 7, 2003, we filed a Current Report on Form 8-K relating to a press release announcing 2003 Second Quarter Results and Earnings Guidance.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2003	THE KEITH COMPANIES, INC.

By:	/s/ Aram H. Keith
Aram H. Keith
Chairman of the Board of Directors
and Chief Executive Officer

By:	/s/ Gary C. Campanaro
Gary C. Campanaro
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit Number

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Chief Financial Officer