Form 10-Q
period 2003-09-30
KEITH COMPANIES INC
filed 2003-11-12
CIK 1080922

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003
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
Yes   [X]   No   [  ]

The number of outstanding shares of the registrant’s common stock as of October 27, 2003 was 7,634,152.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	December 31,
	2003	2002

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,130,000	$20,333,000
Securities held-to-maturity	5,102,000	3,164,000
Contracts and trade receivables, net of allowance for doubtful accounts of $1,241,000 and $1,123,000 at September 30, 2003 and December 31, 2002, respectively	17,494,000	18,771,000
Costs and estimated earnings in excess of billings	11,386,000	10,392,000
Prepaid expenses and other current assets	1,460,000	1,367,000

Total current assets	58,572,000	54,027,000
Equipment and leasehold improvements, net	4,113,000	4,831,000
Goodwill, net of accumulated amortization of $761,000 at September 30, 2003 and December 31, 2002	23,218,000	23,056,000
Other assets	221,000	312,000

Total assets	$86,124,000	$82,226,000

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of capital lease obligations	$—	$52,000
Trade accounts payable	1,413,000	1,818,000
Accrued employee compensation	4,406,000	3,722,000
Current portion of deferred tax liabilities	3,058,000	3,065,000
Other accrued liabilities	2,690,000	4,484,000
Billings in excess of costs and estimated earnings	1,011,000	1,273,000

Total current liabilities	12,578,000	14,414,000
Capital lease obligations, less current portion	—	18,000
Issuable common stock	1,500,000	2,215,000
Deferred tax liabilities	1,675,000	1,675,000
Accrued rent	442,000	292,000

Total liabilities	16,195,000	18,614,000

Shareholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value. Authorized 100,000,000 shares; issued and outstanding 7,632,962 and 7,514,140 shares at September 30, 2003 and December 31, 2002, respectively	8,000	8,000
Additional paid-in capital	45,152,000	44,166,000
Retained earnings	24,769,000	19,438,000

Total shareholders’ equity	69,929,000	63,612,000

Total liabilities and shareholders’ equity	$86,124,000	$82,226,000

See accompanying notes to the consolidated financial statements.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Gross revenue	$25,175,000	$28,086,000	$74,919,000	$81,830,000
Subcontractor costs	2,321,000	3,276,000	6,942,000	12,566,000

Net revenue	22,854,000	24,810,000	67,977,000	69,264,000
Costs of revenue	14,369,000	15,791,000	44,300,000	45,119,000

Gross profit	8,485,000	9,019,000	23,677,000	24,145,000
Selling, general and administrative expenses	4,906,000	4,937,000	15,321,000	14,246,000

Income from operations	3,579,000	4,082,000	8,356,000	9,899,000
Interest income	68,000	87,000	207,000	304,000
Interest expense (income)	3,000	(114,000)	12,000	(48,000)
Other expenses (income), net	32,000	(676,000)	(188,000)	(636,000)

Income before provision for income taxes and discontinued operations	3,612,000	4,959,000	8,739,000	10,887,000
Provision for income taxes	1,409,000	1,935,000	3,408,000	4,248,000

Income from continuing operations	2,203,000	3,024,000	5,331,000	6,639,000
Loss from discontinued operations, net of income taxes	—	233,000	—	531,000

Net income	$2,203,000	$2,791,000	$5,331,000	$6,108,000

Earnings per share from continuing operations:
Basic	$0.29	$0.41	$0.70	$0.91

Diluted	$0.28	$0.38	$0.67	$0.84

Loss per share from discontinued operations, net of income taxes:
Basic	$—	$(0.03)	$—	$(0.08)

Diluted	$—	$(0.03)	$—	$(0.06)

Earnings per share:
Basic	$0.29	$0.38	$0.70	$0.83

Diluted	$0.28	$0.35	$0.67	$0.78

Weighted average number of shares outstanding:
Basic	7,626,534	7,346,326	7,607,642	7,326,887

Diluted	7,975,890	7,936,546	7,955,167	7,871,862

See accompanying notes to the consolidated financial statements.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net income	$5,331,000	$6,108,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,705,000	1,702,000
Loss on sale/impairment of equipment	37,000	139,000
Reduction in purchase price of acquired companies	—	(769,000)
Tax benefit from exercise of stock options	36,000	73,000
Stock compensation expense	20,000	—
Changes in operating assets and liabilities, net of effects from acquisition in 2002:
Contracts and trade receivables, net	1,277,000	1,952,000
Costs and estimated earnings in excess of billings	(1,085,000)	(3,265,000)
Prepaid expenses and other assets	(57,000)	389,000
Trade accounts payable and accrued liabilities	(687,000)	1,967,000
Billings in excess of costs and estimated earnings	(262,000)	(1,058,000)

Net cash provided by operating activities	6,315,000	7,238,000

Cash flows from investing activities:
Net cash expended related to or for acquisitions	(722,000)	(7,987,000)
Additions to equipment and leasehold improvements	(1,066,000)	(1,354,000)
Proceeds from (purchases of) securities held-to-maturity	(1,938,000)	5,994,000
Proceeds from sales of equipment	46,000	129,000

Net cash used in investing activities	(3,680,000)	(3,218,000)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations, including current portion	(53,000)	(688,000)
Proceeds from exercise of stock options	215,000	147,000

Net cash provided by (used in) financing activities	162,000	(541,000)

Net increase in cash and cash equivalents	2,797,000	3,479,000
Cash and cash equivalents, beginning of period	20,333,000	12,212,000

Cash and cash equivalents, end of period	$23,130,000	$15,691,000

See supplemental cash flow information at Note 8.

See accompanying notes to the consolidated financial statements.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The accompanying consolidated balance sheet as of September 30, 2003, and the consolidated statements of income and cash flows for the three and nine months ended September 30, 2003 and 2002, are unaudited and in the opinion of management include all adjustments necessary to present fairly the information set forth therein, which consist solely of normal recurring adjustments. All significant intercompany transactions have been eliminated and certain reclassifications have been made to prior periods’ consolidated financial statements to conform to the current period presentation. The results of operations for these interim periods are not necessarily indicative of results for the full year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of The Keith Companies, Inc. (together with its subsidiaries, the “Company” or “TKCI”) for the year ended December 31, 2002 as certain disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

2.	Accounting for Stock Options

The Company accounts for its stock options in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has not recorded any compensation expense related to the granting of options during the three and nine months ended September 30, 2003 and 2002. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” permits entities to recognize the fair value of all stock-based awards on the date of grant as an expense over the vesting period. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25; however, SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure,” requires pro forma net income disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and to provide the pro forma disclosure specified by SFAS No. 148.

Had the Company determined compensation cost based on the fair value (using the Black-Scholes method) at the grant date for its stock options under SFAS No. 123, the Company’s net income would have been adjusted to the pro forma amounts indicated below:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Net income:
As reported	$2,203,000	$2,791,000	$5,331,000	$6,108,000
Pro forma	$2,080,000	$2,679,000	$4,989,000	$5,803,000
Basic earnings per share:
As reported	$0.29	$0.38	$0.70	$0.83
Pro forma	$0.27	$0.36	$0.66	$0.79
Diluted earnings per share:
As reported	$0.28	$0.35	$0.67	$0.78
Pro forma	$0.26	$0.34	$0.63	$0.74

3.	Per Share Data

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

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

The following is a reconciliation of the denominator for the basic EPS computation to the denominator of the diluted EPS computation:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Weighted average shares used for the basic EPS computation	7,626,534	7,346,326	7,607,642	7,326,887
Incremental shares from the assumed exercise of dilutive stock options, contingently issuable shares and restricted shares	349,356	590,220	347,525	544,975

Weighted average shares used for the diluted EPS computation	7,975,890	7,936,546	7,955,167	7,871,862

In conjunction with certain acquisitions, the Company agreed to pay consideration consisting of shares of its common stock. As a result, the Company estimated and included 142,816 weighted average contingently issuable shares in its weighted average shares used for the diluted EPS computation for the three and nine months ended September 30, 2003, and 356,901 and 291,373 for the three and nine months ended September 30, 2002, respectively.

Additionally, during 2003, the Company issued 20,000 restricted shares of its common stock to certain executive officers. As a result, the Company estimated and included 20,000 and 7,839 weighted average shares in its weighted average shares used for the diluted EPS computation for the three and nine months ended September 30, 2003, respectively.

There were 167,391 and 169,013 anti-dilutive weighted stock options excluded from the above calculations for the three and nine months ended September 30, 2003, respectively, and 174,468 and 129,548 for the three and nine months ended September 30, 2002, respectively.

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

The following tables set forth certain information regarding the Company’s reportable segments for the three and nine months ended September 30, 2003 and 2002:

	For the Three Months Ended September 30, 2003

			Corporate
	REPWI	IE	Costs	Consolidated

Net revenue	$20,307,000	$2,547,000	$—	$22,854,000
Income from operations	$5,470,000	$200,000	$(2,091,000)	$3,579,000
Identifiable assets	$76,395,000	$9,729,000	$—	$86,124,000

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

	For the Three Months Ended September 30, 2002

			Corporate
	REPWI	IE	Costs	Consolidated

Net revenue	$19,212,000	$5,598,000	$—	$24,810,000
Income from operations	$4,721,000	$1,268,000	$(1,907,000)	$4,082,000
Loss from discontinued operations, net of income taxes	$(233,000)	$—	$—	$(233,000)
Identifiable assets	$71,100,000	$10,631,000	$—	$81,731,000

	For the Nine Months Ended September 30, 2003

			Corporate
	REPWI	IE	Costs	Consolidated

Net revenue	$58,437,000	$9,540,000	$—	$67,977,000
Income from operations	$13,992,000	$785,000	$(6,421,000)	$8,356,000

	For the Nine Months Ended September 30, 2002

			Corporate
	REPWI	IE	Costs	Consolidated

Net revenue	$52,729,000	$16,535,000	$—	$69,264,000
Income from operations	$12,096,000	$3,624,000	$(5,821,000)	$9,899,000
Loss from discontinued operations, net of income taxes	$(531,000)	$—	$—	$(531,000)

5.	Goodwill

The changes in the carrying amount of goodwill as reported by each reportable segment for the three and nine months ended September 30, 2003 are as follows:

	For the Three Months Ended September 30, 2003

	REPWI	IE	Total

Balance as of July 1, 2003	$18,316,000	$4,894,000	$23,210,000
Purchase price adjustments	—	8,000	8,000

Balance as of September 30, 2003	$18,316,000	$4,902,000	$23,218,000

	For the Nine Months Ended September 30, 2003

	REPWI	IE	Total

Balance as of January 1, 2003	$18,191,000	$4,865,000	$23,056,000
Purchase price adjustments	125,000	37,000	162,000

Balance as of September 30, 2003	$18,316,000	$4,902,000	$23,218,000

6.	Discontinued Operations

During 2002, the Company closed three of its divisions. Two of these divisions were part of Hook & Associates Engineering, Inc. (“Hook”) which the Company acquired in January 2001 and were located in Colorado and Wyoming. The third closure was the Company’s internally developed Communication division, which was located in California. The closures were primarily due to lower than expected operating results and difficult market conditions. In accordance with accounting principles generally accepted in the United States of America, the balances and activities of these divisions were segregated and reported as discontinued operations during 2002.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

7.	Indebtedness

The Company has available a $10.0 million unsecured line of credit consisting of four components: (i) an acquisition component, (ii) an equipment and vehicle financing component, (iii) a standby letter of credit component, and (iv) a working capital component. The line provides up to a maximum of $5.0 million to finance acquisitions, up to a maximum of $3.0 million to finance equipment and vehicle purchases, up to a maximum of $1.0 million for standby letters of credit, and up to a maximum of $10.0 million less the aggregate outstanding principal balance of the acquisition, equipment and vehicle, and standby letter of credit components for working capital. The line bears interest at either a range of 0.25% below prime to prime, or a range of 1.25% to 1.75% over LIBOR depending on the Company’s ability to meet certain financial covenants. All components of the line of credit mature in June 2005. This line of credit agreement restricts the payment of dividends without the bank’s consent. There were no amounts outstanding under this line of credit agreement as of September 30, 2003 or December 31, 2002.

8.	Supplemental Cash Flow Information

	For the Nine Months
	Ended September 30,

	2003	2002

Supplemental disclosure of cash flow information:
Cash paid for interest	$12,000	$33,000

Cash paid for income taxes	$4,384,000	$1,969,000

Non-cash financing and investing activities:
Purchase price adjustment to goodwill	$154,000	$719,000

Issuable common stock issued	$715,000	$85,000

Cancellation of note payable	$—	$1,300,000

Cancellation of issuable common stock	$—	$1,259,000

9.	Related Party

In March 2001, the Company entered into change in control agreements with Aram H. Keith, our chief executive officer and chairman of the board, Eric C. Nielsen, our president and chief operating officer, and Gary C. Campanaro, our chief financial officer and secretary, and a director of our company. These agreements provide that if the executive officer’s employment with us terminates as a result of an involuntary or constructive termination (as these terms are defined in the agreements) at any time within two years following a change in control, then, in addition to other benefits, the executive officer will receive a one-time payment, equal to two times the executive officer’s highest annual level of total cash compensation (including any and all bonus amounts) paid by us to that executive officer during any one of the three consecutive calendar years (inclusive of the year of termination) immediately prior to termination. The executive officer is also entitled to receive a payment by us to offset any excise tax under the Internal Revenue Code of 1986, as amended, that has been levied against the executive officer for payments that we have made to him. In addition, any unvested options previously granted to the executive officer will immediately vest and become exercisable as of the date of termination and remain exercisable until their respective expiration dates.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes included elsewhere in this Form 10-Q and the Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed by the Company. This Quarterly Report on Form 10-Q contains certain forward-looking statements, including among others:

•	forecasts of earnings, revenue or other financial items;

•	anticipated activity in the real estate development, public works/infrastructure and the industrial/energy industry;

•	our business strategy for expanding our presence in these industries;

•	anticipated growth and economic expansion in the Western and Midwestern United States;

•	anticipated trends in our financial condition and results of operations;

•	anticipated growth in the pace and size of our acquisitions;

•	anticipated impact of future acquisitions on the condition of our business by industry and geographic location;

•	the long-term nature of some of our projects;

•	our ability to attract and retain employees;

•	our business strategy for integrating businesses that we acquire;

•	our ability to sustain our growth and profitability; and

•	our ability to distinguish ourselves from our current and future competitors.

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

Revenue and Cost Recognition Estimates on Contracts. We use estimates in recognizing revenue related to our contracts with fixed price or not-to-exceed provisions. For these contracts, revenue is recognized under the percentage of completion method of accounting based on the proportion of actual direct contract costs incurred to total estimated direct contract costs. We believe that costs incurred are the best available measure of progress towards completion on these contracts. Estimating the total estimated direct contract cost is a subjective process and requires the use of our best estimates based upon the current information known by us at that point in time. Our estimate of total direct contract cost has a direct impact on the revenue recognized by us. If our current estimate of total direct contract costs turns out to be higher than our previous estimates of total direct contract cost, then we would have over recognized revenue for that previous period. Conversely, if our current estimates of total direct contract costs turns out to be lower than our previous estimates of total direct contract costs, we would have under recognized revenue for that previous period. In both cases, a job to date adjustment would be made to true-up revenue as a change in estimate applied prospectively.

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

Discretionary Bonus Plan. In the second quarter of 2003, we implemented a discretionary bonus plan. Under this bonus plan, we may award an annual cash performance bonus to our employees provided that our annual actual results exceed a pre-established annual target. We review the need for a bonus accrual on a quarterly basis by comparing our actual quarterly results and our estimated results for the remainder of the year to our annual pre-established target. Estimating our future results is a subjective process and requires the use of our best estimates based upon the current information known to us at that point in time. As a result of potential changes to our estimates, our quarterly results may be significantly affected by adjustments to the bonus accrual. Any annual bonus award under this plan is at the discretion of the Compensation Committee of the Board of Directors.

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

Results of Operations

The following table sets forth the Company’s unaudited consolidated statements of income for each of the periods presented as a percentage of net revenue:

	For the Three Months Ended		For the Nine Month Ended
	September 30,		September 30,

	2003	2002	2003	2002

Gross revenue	110.2%	113.2%	110.2%	118.1%
Subcontractor costs	10.2	13.2	10.2	18.1

Net revenue	100.0	100.0	100.0	100.0
Costs of revenue	62.9	63.6	65.2	65.1

Gross profit	37.1	36.4	34.8	34.9
Selling, general and administrative expenses	21.5	19.9	22.5	20.6

Income from operations	15.6	16.5	12.3	14.3
Interest income	0.3	0.4	0.3	0.4
Interest expense (income)	0.0	(0.5)	0.0	(0.1)
Other expenses (income), net	0.1	(2.6)	(0.3)	(0.9)

Income before provision for income taxes and discontinued operations	15.8	20.0	12.9	15.7
Provision for income taxes	6.2	7.8	5.1	6.1

Income from continuing operations	9.6	12.2	7.8	9.6
Loss from discontinued operations, net of income taxes	0.0	1.0	0.0	0.8

Net income	9.6%	11.2%	7.8%	8.8%

The following table sets forth certain components of the Company’s unaudited consolidated statements of income for the three and nine months ended September 30, 2003 and includes the dollar and percentage change compared to the prior year period:

	For the Three Months Ended				For the Nine Months Ended
		September 30,				September 30,

	(dollars in thousands)				(dollars in thousands)
			Change				Change

	2003	2002	$	%	2003	2002	$	%

Gross revenue	$25,175	$28,086	$(2,911)	(10.4)%	$74,919	$81,830	$(6,911)	(8.4)%
Subcontractor costs	2,321	3,276	(955)	(29.2)	6,942	12,566	(5,624)	(44.8)

Net revenue	22,854	24,810	(1,956)	(7.9)	67,977	69,264	(1,287)	(1.9)
Costs of revenue	14,369	15,791	(1,422)	(9.0)	44,300	45,119	(819)	(1.8)

Gross profit	8,485	9,019	(534)	(5.9)	23,677	24,145	(468)	(1.9)
SG&A expenses	4,906	4,937	(31)	(0.6)	15,321	14,246	1,075	7.5

Income from operations	3,579	4,082	(503)	(12.3)	8,356	9,899	(1,543)	(15.6)
Interest income	68	87	(19)	(21.8)	207	304	(97)	(31.9)
Interest expense (income)	3	(114)	117	(102.6)	12	(48)	60	(125.0)
Other expenses (income), net	32	(676)	708	(104.7)	(188)	(636)	448	(70.4)

Income before provision for income taxes and discontinued operations	3,612	4,959	(1,347)	(27.2)	8,739	10,887	(2,148)	(19.7)
Provision for income taxes	1,409	1,935	(526)	(27.2)	3,408	4,248	(840)	(19.8)

Income from continuing operations	2,203	3,024	(821)	(27.1)	5,331	6,639	(1,308)	(19.7)
Loss from discontinued operations, net of income taxes	—	233	(233)	(100.0)	—	531	(531)	(100.0)

Net income	$2,203	$2,791	$(588)	(21.1)%	$5,331	$6,108	$(777)	(12.7)%

Three and Nine Months Ended September 30, 2003 and September 30, 2002

Net Revenue. Net revenue for the three months ended September 30, 2003 decreased $2.0 million, or 7.9%, to $22.8 million compared to $24.8 million for the three months ended September 30, 2002. The decrease in net revenue was primarily due to a decline in net revenue generated from our industrial/energy industry segment which experienced a continued slowdown in the pace of construction of new power plants and/or alternative power solutions. This decrease in net revenue was partially offset by increased net revenue generated from our real estate services due to a strong California residential real estate market, which continued to experience an increase in demand. Our net revenue from real estate services were negatively impacted by our Arizona office, which was part of the acquisition of Hook & Associates Engineering, Inc. (“Hook”) in January 2001.

For the nine months ended September 30, 2003, net revenue decreased by $1.3 million, or 1.9%, to $68.0 million compared to $69.3 million for the nine months ended September 30, 2002. This decrease in net revenue was partially offset by $1.4 million in additional net revenue during the first nine months of 2003 related to the acquisition of ALNM, effective March 2002, as compared to the same period in 2002. Excluding the net revenue from the ALNM acquisition, net revenue decreased by $2.7 million, or 3.9%. This decrease was primarily a result of a continued slowdown in our industrial/energy industry segment, the completion of contract work in our industrial/energy segment for a large client that had significant activity during 2002, and lower net revenue from Hook. The decline in net revenue was partially offset by increased net revenue generated from our real estate services due to a strong California residential real estate market.

Subcontractor costs, as a percentage of net revenue, decreased to 10.2% for both the three and nine months ended September 30, 2003 as compared to 13.2% and 18.1% for the three and nine months ending September 30, 2002, respectively. The decrease during both periods was primarily due to a decrease in subcontractor costs related to several large contracts in our industrial/energy segment.

Market uncertainties in the power generation portion of the energy industry have caused a decline in the pace of construction of new power plants and/or alternative power solutions. As a result, our industrial/energy segment continued to experience a reduction in net revenue during the first nine months of 2003. If this market uncertainty continues, it may cause further reductions in net revenue and therefore continue to negatively impact net income from our industrial/energy segment.

Although we have not experienced a significant decrease in net revenue from our public works/infrastructure industry during the first nine months of 2003 as compared to the same period during 2002, certain current conditions, including a weak economy in the public works/infrastructure industry, especially in the Greater Southeast Michigan area, lead us to believe that we may experience an adverse impact to net revenue and net income related to this industry.

Gross Profit. Gross profit for the three months ended September 30, 2003 decreased $0.5 million, or 5.9%, to $8.5 million compared to $9.0 million for the three months ended September 30, 2002. The decrease in gross profit for the three months ended September 30, 2003 was primarily attributable to lower gross profit realized by our industrial/energy segment compared to the same period during 2002. This decrease in gross profit was partially offset by strong gross profits generated from our real estate services coupled with an increase in gross profit as a result of a $0.2 million decrease in compensation expense due to a partial reversal in the Company’s discretionary bonus plan accrual (as discussed under “Critical Accounting Policies and Significant Estimates”). As a percentage of net revenue, gross profit increased to 37.1% during the third quarter of 2003 from 36.4% during the same period of 2002. The percentage increase was primarily related to higher gross profit contributed from our real estate services combined with a decrease in compensation expense due to a partial reversal in the Company’s discretionary bonus plan accrual. These increases in gross profit as a percentage of net revenue were partially offset by the lower gross profit contributed from our industrial/energy segment compared to 2002.

Gross profit for the nine months ended September 30, 2003 decreased $0.4 million, or 1.9%, to $23.7 million compared to $24.1 million for the nine months ended September 30, 2002. Excluding the additional gross profit of $0.3 million generated from the acquisition of ALNM in March 2002, gross profit decreased by $0.7 million. This decrease was mainly due to lower gross profit from our industrial/energy segment, the completion of contract work in our industrial/energy segment for a large client that had significant activity during 2002, and $0.3 million of additional expense related to the discretionary bonus plan. These decreases were partially offset by strong gross profit from our real estate services. For the nine month period ended September 30, 2003, gross profit as a percentage of net revenue remained flat as compared to the same period in 2002 which was primarily due to strong gross profit from our real estate services, which was offset by lower gross profit from out industrial/energy segment.

As noted above, due to a continuing decline in the pace of construction of new power plants and/or alternative power solutions, our industrial/energy segment experienced a reduction in its gross profit during the first nine months of 2003. If this decline continues, it may cause our industrial/energy segment to experience a continued reduction of gross profit and therefore also a reduction in net income.

We have experienced a slight decrease in gross profit from our public works/infrastructure industry during the first nine months of 2003 as compared to 2002. Certain current conditions, including a weak economy in the public works/infrastructure industry (especially in the Greater Southeast Michigan area), lead us to believe we may experience a further decline in our gross profit and net income related to this industry.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) for the three months ended September 30, 2003 remained flat as compared to the three months ended September 30, 2002 which was primarily due to an increase in overall corporate administrative costs along with an increase in employee placement fees for new hires, both of which were offset by a lower provision for doubtful accounts. As a percentage of net revenue, SG&A increased to 21.5% for the third quarter 2003 compared to 19.9% for the third quarter of 2002. The increase in SG&A as a percent of net revenue, was primarily attributable to an increase in overall corporate administrative costs along with an increase in employee placement fees for new hires, partially offset by a decrease in our provision for doubtful accounts.

For the nine months ended September 30, 2003, SG&A increased $1.1 million, or 7.5%, to $15.3 million compared to $14.2 million for the same period in 2002. The increase in SG&A during the nine months ended September 30, 2003 was primarily attributable to the increase in SG&A costs related to the acquisition of ALNM, increases in proposal activities, an increase in our provision for doubtful accounts, an increase in employee placement fees for new hires, and an increase in overall corporate administrative costs. For the nine months ended September 30, 2003, SG&A as a percentage of net revenue increased to 22.5% compared to 20.6% for the corresponding prior period. This percentage increase resulted primarily from an increase in proposal activities, a higher provision for doubtful accounts, an increase in employee placement fees for new hires, and an increase in overall corporate administrative costs.

Interest Income. Interest income for the three and nine months ended September 30, 2003 decreased by $19,000 and $97,000, respectively, as compared to the same periods in the prior year. These decreases in interest income resulted from lower yields earned on cash and securities, partially offset by an increase in the average balance of cash and securities as compared to the same periods in 2002.

Interest Expense. Interest expense for the three and nine months ended September 30, 2003 increased by $117,000 and $60,000 respectively, compared to the same periods in the prior year. The increase in interest expense was primarily attributable to a $130,000 reduction of interest expense during the third quarter of 2002 associated with the acquisition modification agreement related to Hook which resulted in the cancellation of a $1.3 million acquisition note payable.

Other (Income) Expenses, net. Other income for the three and nine months ended September 30, 2003 decreased by $708,000 and $448,000, respectively as compared to the corresponding prior year period. The decrease in other income during the three and nine months ended September 30, 2003 was primarily associated with a $687,000 increase in other income during the third quarter of 2002 resulting from purchase price adjustments in connection with the acquisition of Crosby, Mead and Benton and Hook. This decrease for the nine months ended September 30, 2003, was partially offset by a net $230,000 sublease termination fee recognized by us in the first quarter of 2003 related to one of our facilities which we had subleased.

Income Taxes. For the three months ended September 30, 2003, the provision for income taxes was $1.4 million compared to $1.9 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003, the provision for income taxes was $3.4 million compared to $4.2 million for the same period during the prior year. The decrease in provision for income taxes during both periods resulted from a lower taxable base. Our effective tax rate was 39% during 2003 and 2002 for all comparable periods.

Discontinued Operations. We closed down the operations of three divisions during 2002. Two of these divisions were part of our operations in Colorado and Wyoming from our acquisition of Hook, and the third was our internally created Communication division located in California. In accordance with accounting principles generally accepted in the United States of America, the activities of these divisions were segregated and reported as discontinued operations during 2002.

Related Party

In March 2001, we entered into change in control agreements with Aram H. Keith, our chief executive officer and chairman of the board, Eric C. Nielsen, our president and chief operating officer, and Gary C. Campanaro, our chief financial officer and secretary, and a director of our company. These agreements provide that if the executive officer’s employment with us terminates as a result of an involuntary or constructive termination (as these terms are defined in the agreements) at any time within two years following a change in control, then, in addition to other benefits, the executive officer will receive a one-time payment, equal to two times the executive officer’s highest annual level of total cash compensation (including any and all bonus amounts) paid by us to that executive officer during any one of the three consecutive calendar years (inclusive of the year of termination) immediately prior to termination. The executive officer also is entitled to receive a payment by us to offset any excise tax under the Internal Revenue Code of 1986, as amended, that has been levied against the executive officer for payments that we have made to him. In addition, any unvested options previously granted to the executive officer will immediately vest and become exercisable as of the date of termination and remain exercisable until their respective expiration dates.

We have not entered into any material related party transactions during 2003.

Liquidity and Capital Resources

Cash and cash equivalents combined with securities held-to-maturity totaled $28.2 million as of September 30, 2003, compared to $23.5 million as of December 31, 2002, an increase of $4.7 million. Working capital as of September 30, 2003 was $46.0 million compared to $39.6 million as of December 31, 2002, an increase of $6.4 million. Our debt to equity ratio (excluding the effect of issuable common stock) at both September 30, 2003 and December 31, 2002 was 0.00 to 1.

Cash Flows From Operating Activities. Net cash provided by operating activities decreased $0.9 million, to $6.3 million for the nine months ended September 30, 2003 compared to $7.2 million for the nine months ended September 30, 2002. The decrease in net cash provided by operating activities as compared to the prior year period was primarily the result of lower net income in the current period offset by a purchase price adjustment during 2002 and changes in operating assets and liabilities, net of effects from acquisitions.

Cash Flows From Investing Activities. Net cash used in investing activities totaled $3.7 million for the nine months ended September 30, 2003 compared to $3.2 million for the corresponding prior year period, an increase of $0.5 million. This increase in net cash used in investing activities was primarily due to an increase in cash used to purchase securities held-to-maturity, partially offset by a decrease in cash used for acquisitions.

Cash Flows From Financing Activities. Net cash provided by financing activities increased by $703,000 to $162,000 for the nine months ended September 30, 2003 compared to net cash used in financing activities of $541,000 for the nine months ended September 30, 2002. This increase in net cash provided by financing activities resulted primarily from a decrease of principal payments on our debt and capital lease obligations during the first nine months of 2003.

The Company has available a $10.0 million unsecured line of credit consisting of four components: (i) an acquisition component, (ii) an equipment and vehicle financing component, (iii) a standby letter of credit component, and (iv) a working capital component. The line provides up to a maximum of $5.0 million to finance acquisitions, up to a maximum of $3.0 million to finance equipment and vehicle purchases, up to a maximum of $1.0 million for standby letters of credit, and up to a maximum of $10.0 million less the aggregate outstanding principal balance of the acquisition, equipment and vehicle, and standby letter of credit components for working capital. The line bears interest at either a range of 0.25% below prime to prime, or a range of 1.25% to 1.75% over LIBOR depending on the Company’s ability to meet certain financial covenants. All components of the line of credit mature in June 2005. This line of credit agreement restricts the payment of dividends without the bank’s consent. There were no amounts outstanding under this line of credit agreement as of September 30, 2003 or December 31, 2002.

On occasion, we will enter into purchase agreements related to acquisitions which provide for future purchase price payments or “earn-outs” as a result of achieving certain operating results by the acquired companies. As a result of these earn-out provisions, we may be obligated to pay additional consideration in future periods. Current accounting principles require that such earn-outs be accrued on our balance sheet only at the point at which the earn-out period has elapsed and the performance targets have been met. As of September 30, 2003, we may be obligated to pay a maximum of $7.4 million over the next 2 years in additional purchase price related to our acquisitions, of which approximately 50% will be paid in cash with the remaining 50% to be paid out in our common stock. Such potential earn-outs are not currently reflected on our balance sheet as the earn-out period has not elapsed and, therefore, the achievement of the performance target is currently unknown.

There have been no significant changes to our contractual obligations or commitments from those disclosed in our most recently filed Form 10-K.

We do not hold any derivative financial instruments for trading purposes or otherwise. In addition, we presently do not enter into any hedging type activities to manage our exposure to foreign currency risk associated with our Brazilian operation. Our Brazilian operation, which provides services to our industrial/energy segment, generated approximately $0.4 million in net revenue for the nine months ended September 30, 2003. Furthermore, we have not engaged in energy or commodity trading activities and do not anticipate doing so in the future, nor do we have any transactions involving unconsolidated entities, special purpose entities, or variable interest entities.

Future Cash Requirements

We expect to fund our future liquidity needs primarily from (i) operating cash flows, (ii) existing balances of cash and cash equivalents and securities held-to-maturity, and (iii) borrowings under our $10.0 million unsecured revolving line of credit, which we have not utilized as of September 30, 2003. We believe these sources of funds will be sufficient to provide for our operations, our planned capital expenditures, and to satisfy our debt obligations over the next twelve months. We expect our capital expenditures for the next twelve months to be approximately $2.0 million to $2.5 million.

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

Effect of Recent Accounting Pronouncements

On May 15, 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003 and are otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material effect on our financial condition, results of operations, or cash flows.

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

Risk Factors – Risks Related To Our Industries

Our business could suffer if there is a downturn in the real estate market

We estimate that during the first nine months of 2003, approximately 67% of our net revenue was rendered in connection with commercial and residential real estate development projects. Reduced demand in the real estate market would likely decrease the demand for our services. A decrease in the demand for our services could result in cash flow difficulties and potential operating losses for our company.

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

Some of these government contracts are subject to renewal or extensions annually, so we cannot be assured of our continued work under these contracts in the future. Unsuccessful bidders may protest or challenge the award of these contracts. In addition, government agencies can terminate these contracts at their convenience. As a result, we may incur costs in connection with the termination of these contracts and suffer a loss of business. Also, contracts with government agencies are subject to substantial regulation and an audit of actual costs incurred. Consequently, there may be a downward adjustment to our revenue if billed recoverable costs exceed actual recoverable costs.

We derive revenue from engineering services provided to the energy industry. Continued delay and reduction in the pace of construction for new power plants, cogeneration facilities, and electrical distribution facilities has had, and may continue to have an adverse affect on our business

The demand for our services is related to the level and pace of construction of energy related solutions. We believe that the success and further development of this aspect of our business depends, in part, upon the need for and funding of these projects. High energy prices, power shortages, and pressure at state and federal levels for increased supply resulted in the increased demand for energy related solutions with an unprecedented number of new power plants, cogeneration facilities, and electrical distribution facilities announced in 2001. However, a weakening demand and softening economy combined with a decline in energy prices have caused builders of such energy related solutions to reconsider planned projects. Many have announced downsizings or cancellations of new power plants and/or alternative power solutions. The decline in the pace of construction of new power plants and/or alternative power solutions has had, and may continue to have, an adverse affect on our industrial/energy segment.

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

Terrorism and related conflicts may have a material adverse effect on our operating results

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

Risk Factors – Risks Related To Our Business

Our revenue, income and cash flow could decline if there is a downturn in the California economy or real estate market

We estimate that during the first nine months of 2003, approximately 71% of our net revenue was derived from services rendered in California. Poor economic conditions in California may significantly reduce the demand for our services and decrease our revenue and profits. From 1991 to 1996, our business was negatively impacted during the real estate market downturn in Southern California, and we experienced cash flow difficulties and substantial operating losses.

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

If we are unable to successfully implement our acquisition strategy, we may not meet our current expectations of growth and/or operating results

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

If our estimates or assumptions used in arriving at the fair value of acquired entities change from those used in our current valuations, we may be required to recognize a goodwill impairment loss

We use estimates in order to determine if goodwill has been impaired. An impairment loss may be required to be recognized if the carrying amount of a reporting unit’s net book value exceeds the estimated fair value of the reporting unit. We arrive at the estimated fair value of a reporting unit by using a variety of customary valuation methods, such as discounted cash flow analysis and multiples of net revenue and earnings before interest and taxes. These valuation methods use a variety of assumptions such as future billable employee headcount, net revenue per billable employee, operating income, cash flow, discount rates and multiples. Estimating fair value of a reporting unit is a subjective process and requires the use of our best estimates. If our estimates or assumptions change from those used in our current valuation, we may be required to recognize an impairment loss. As of September 30, 2003, our goodwill balance, net of accumulated amortization was $23.2 million. We no longer amortize goodwill due to our adoption of SFAS No. 142 “Goodwill and Other Intangible Assets.”

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

Our backlog is an uncertain indicator of future financial performance and is subject to adjustment or cancellation

Our gross revenue backlog as of September 30, 2003 was approximately $53.7 million. We cannot assure you that the entire balance of our backlog will convert into revenue since our contracts are subject to scope adjustments and/or cancellations. These types of scope adjustments or cancellations may result in a reduction in our backlog which could adversely affect our revenue and profit.

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

Adverse weather conditions or acts of God may cause a delay or elimination of our net revenue otherwise recognized and adversely affect our profitability

Field activities are generally performed outdoors and may include surveying, archeology, plant start-up and testing, and plant operations. Certain weather conditions or acts of God (such as fire, floods, etc.) may cause postponements in the initiation and/or completion of our field activities and/or may hinder the ability of our office employees to arrive at work, which may result in a delay or elimination of revenue that otherwise would have been recognized, while certain costs will continue to be incurred. Adverse weather conditions or acts of God may also delay or eliminate our initiation and/or completion of the various phases of work relating to our other engineering services that commence concurrent with or subsequent to field activities. Any delay in completion of the field, office and/or other activities may require us to incur additional costs attributable to overtime work necessary to meet the client’s required schedule. Due to various factors, a delay in the commencement or completion of a project may also result in a cancellation of the contract. As a result, our net revenue and profitability may be adversely affected.

Our business may expose us to liability in excess of our current insurance coverage

We are exposed to potential liabilities to clients for errors or omissions in the services we perform. These liabilities could exceed our current insurance coverage and the fees we derive from those services. We cannot always predict the magnitude of these potential liabilities but claims could be significant. A partially or completely uninsured claim, if successful and of significant magnitude, could result in substantial losses.

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

If we are unable to engage qualified subcontractors, we may lose projects, revenue and clients

We often contract with outside companies to perform designated portions of the services we perform for our clients. If we are unable to engage subcontractors, our ability to perform under some of our contracts may be impeded and the quality of our service may decline. As a consequence, we may lose projects, revenue and clients. For the first nine months of 2003, subcontractor costs accounted for approximately 10.2% of our net revenue.

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

Insiders have substantial control over us, which could limit your ability to influence the outcome of key transactions

Our executive officers and directors, in the aggregate, hold approximately 17% of our outstanding common stock. These shareholders, if they act together, can have significant influence over most matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate changes primarily as a result of our cash and cash equivalents (“Cash”), securities held-to-maturity (“Securities”) and line of credit, which are used to maintain liquidity and to fund capital expenditures and our expansion. Due to our large balance of Cash and Securities, our earnings and cash flows may be materially impacted by changes in interest rates. The Company intends to hold all of its Securities until maturity, and therefore, should not bear any interest rate risk due to early disposition. Due to the relatively immaterial levels of our current debt (which was zero as of September 30, 2003), our earnings and cash flows should not be materially impacted by changes in interest rates on our debt. Our bank line of credit is based on variable interest rates and is therefore affected by changes in market rates. We do not enter into derivative or interest rate hedging transactions.

The table below presents the principal amounts of Securities, along with the weighted average interest rates, fair values and expected maturity by year to evaluate the expected cash flows and sensitivity to interest rate changes as of September 30, 2003.

				Fair
	2003	2004	Total	Value(1)

Securities (non-trading)	$1,402,000	$3,700,000	$5,102,000	$5,104,000
Weighted average interest rate (2)	1.75%	1.20%	1.35%	1.35%

(1)	The fair value for Securities was based on the quoted market price of such securities as of September 30, 2003.

(2)	Approximately 73% of the Company’s Securities are invested in federally tax-exempt bonds. The weighted average interest rate shown above is a combination of pre-tax interest rates for taxable securities and an after tax interest rate for tax-exempt securities.

As the table incorporates only those exposures that existed as of September 30, 2003, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented in the table has limited predictive value. Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on those exposures or positions that arise during the period and interest rates.

ITEM 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our executive officer and financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Number

10.1	Third Amendment to Credit Agreement Dated September 4, 2001 by and between the Registrant and Wells Fargo Bank, National Association*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Dated November 7, 2003*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Dated November 7, 2003*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Dated November 7, 2003*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Dated November 7, 2003*

(b)	Reports on Form 8-K

On August 7, 2003, we filed a Current Report on Form 8-K relating to a press release announcing 2003 Second Quarter Results and Earnings Guidance.

On November 6, 2003, we filed a Current Report on Form 8-K relating to a press release announcing 2003 Third Quarter Results and Earnings Guidance.

*Filed herewith

               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	November 7, 2003	THE KEITH COMPANIES, INC.

By:	/s/ Aram H. Keith

Aram H. Keith
Chairman of the Board of Directors and Chief Executive Officer

By:	/s/ Gary C. Campanaro

Gary C. Campanaro
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibits

Number	Description

10.1	Third Amendment to Credit Agreement Dated September 4, 2001 by and between the Registrant and Wells Fargo Bank, National Association*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Dated November 7, 2003*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Dated November 7, 2003*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Dated November 7, 2003*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Dated November 7, 2003*

* Filed herewith