Form 10-K
period 2003-12-31
KEITH COMPANIES INC
filed 2004-03-10
CIK 1080922

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

     The number of outstanding shares of the registrant’s common stock as of February 6, 2004 was 7,673,720 shares. Based on the closing sale price on the NASDAQ National Market on June 30, 2003, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $63,000,000.1

DOCUMENTS INCORPORATED BY REFERENCE

          Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the Annual Meeting of Shareholders scheduled to be held on May 18, 2004.

      1 For purposes of this calculation, shares owned by executive officers and directors have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

THE KEITH COMPANIES, INC.

ANNUAL REPORT ON FORM 10-K

		Page

PART I
Item 1.	Business	1
Item 2.	Properties	12
Item 3.	Legal Proceedings	13
Item 4.	Submission of Matters to a Vote of Security Holders	13
PART II
Item 5.	Market for Our Common Equity and Related Stockholder Matters	14
Item 6.	Selected Financial Data	15
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 8.	Consolidated Financial Statements and Supplementary Data	33
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	55
Item 9A.	Controls and Procedures	55
PART III
Item 10.	Directors and Executive Officers	55
Item 11.	Executive Compensation	55
Item 12.	Security Ownership of Certain Beneficial Owners and Management	55
Item 13.	Certain Relationships and Related Transactions	55
Item 14.	Principal Accountant Fees and Services	55
PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	56
(a)	1. Consolidated Financial Statements	56
	2. Financial Statement Schedules	56
	3. Exhibits	56
(b)	Reports on Form 8-K	57
Signatures		58
EXHIBIT 21.0
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

i

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K contains certain forward-looking statements, including and/or concerning among others:

•	forecasts of earnings, revenue or other financial items;

•	anticipated growth in the real estate development and public works/infrastructure industry and the energy/industrial industry;

•	our business strategy for expanding our presence in these industries;

•	anticipated growth and economic expansion in the Western and Midwestern United States;

•	anticipated trends in our financial condition and results of operations;

•	anticipated growth in the pace and size of our acquisitions;

•	anticipated impact of future acquisitions on the condition of our business by industry and geographic location;

•	the long-term nature of our projects;

•	our ability to attract and retain employees;

•	our business strategy for integrating businesses that we acquire;

•	our ability to sustain our growth and profitability; and

•	our ability to distinguish ourselves from our current and future competitors.

      We generally identify forward-looking statements in this Report using words like “believe,” “expect,” “estimate,” “may,” “plan,” “should plan,” “project,” “contemplate,” “anticipate,” “predict” or similar expressions. You may find some of these statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business” and elsewhere is this Report. These statements involve known and unknown risks, uncertainties and other factors, including those described in the “Risk Factors” section, that may cause our or our industry’s actual results, levels of activity, performance or achievements to differ from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Except as required by applicable law, including the securities laws of the United States, and the rules and regulations of the Securities and Exchange Commission, we do not plan to publicly update or revise any forward-looking statements after we file this Report, whether as a result of any new information, future events or otherwise.

Item 1.	Business

General

      We are a full service engineering and consulting services firm providing professional services on a wide range of projects to the real estate development and public works/infrastructure industry, and to the energy/industrial industry. We benefit from a diverse public and private client base including real estate developers, residential and commercial builders, architects, cities, counties, water districts, state and federal agencies, land owners, commercial retailers, energy providers and various manufacturers. Our professional staff and project workers provide a comprehensive menu of services that are needed to effectively manage, engineer and design infrastructure and state-of-the-art facilities.

      The following illustrates the range of services that we offer:

      From 1999 through 2003, our net revenue has grown by a compounded annual growth rate of 23% and our net income from continuing operations has grown at a compounded annual growth rate of 38%. We have accomplished this through both our acquisition strategy to diversify the scope of our services and our geographic presence and through internal growth. We have acquired eight companies since December 1, 1997 and as of March 1, 2004 operate from 14 primary divisions in 7 states: California, Nevada, Utah, Arizona, Oregon, Texas and Michigan. In addition, we also have small operating activities in Brazil.

Industries Served

      We serve the real estate development and public works/infrastructure industry, and the energy/industrial industry.

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

     Public Works/ Infrastructure

      Water resources, transportation, and other public works projects provide ongoing, more reliable sources of revenue for engineering firms and consultants than private real estate development activities which may decline during unfavorable economic periods. These public projects are often long-term and have historically provided more determinable and consistent revenue streams than non-publicly funded projects. In the last couple of years, the public works/infrastructure industry segment has shown a high interest in assessing the security of these facilities in addition to enhancing the quality and availability of them.

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

      Protecting communities from natural disasters such as floods and mudflows, cleaning natural waterways, eliminating pollution from storm runoff flowing into the ocean and protecting and enhancing natural riparian resources are among the missions of public water-managing agencies. Private developers also address these issues as part of their land development.

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

Energy/ Industrial

      The energy/industrial industry consists of manufacturing facilities, processing facilities, power generation and distribution, and production/refining methods and systems. Power plants, machines, assembly lines, factories and refineries require mechanical, electrical and process engineering services to enable utilization of new processes and to improve efficiency and reliability of their production effort. Comprehensive engineering services that are required include:

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

      We believe there is a long-term trend in the manufacturing and assembly industries toward automation and increased efficiency. As these industries grow in the future, so does their need for engineering, design and consulting services to automate and increase the efficiency of new and existing facilities.

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

•	Three Engineer of Merit Awards from The American Society of Civil Engineering — Orange County Branch

•	Water Quality Awards for Innovational Excellence from The Michigan Association of County Drain Commissioners

•	Award of Excellence — Honor Award from the City of Rancho Cucamonga, California for design excellence

•	Engineering Project Achievement Award from the Orange County Engineering Council

•	Project Achievement Award from the American Society of Civil Engineers — Orange County Branch

•	Outstanding Environmental Analysis Document — Large Jurisdiction Award from the Association of Environmental Professionals — Inland Empire Chapter

•	Outstanding Environmental Analysis Document Award from the Association of Environmental Professionals

•	Letter of Appreciation from the State of California Department of General Services

•	Project of the Year from the Orange County Branch of the American Society of Civil Engineers

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

Business Strategy

      Our objective is to strengthen our position as a leading provider of engineering and consulting services while growing our geographic presence and enhancing the services we offer. To achieve this objective, we have developed a strategy with the following key elements:

•	Maintain High Quality Service. To maintain high quality service, we focus on being responsive to customers and working diligently and responsibly to maintain schedules and budgets. As a result of our focus on quality and timely service, we believe that we have established an excellent reputation in most of the markets we serve. We intend to continue providing high quality services as we expand our geographic presence and our service offerings.

•	Continue to Recruit and Retain Highly Qualified Personnel. We believe that recruiting and retaining skilled professionals is crucial to our success and growth. As a result, we intend to continue to recruit experienced and talented individuals who can provide quality services and innovative solutions.

•	Enhance and Strengthen Existing Client Relationships. By maintaining strong relationships with existing clients and promoting the cross-selling of services, we believe that we can further enhance our reputation and business opportunities. By focusing our efforts in this area, we can utilize the time that we spend with our clients on active work to promote additional services to them and gain additional contract opportunities for us. We believe that our existing relationships between our clients and employees is one of our greatest business development assets.

•	Expand Services in Public Works/ Infrastructure, and Energy/ Industrial Industries. To diminish our susceptibility to the economic cycles affecting any particular industry, we intend to continue expanding our work in public works/infrastructure and energy/industrial. Much of our expertise, including Computer Aided Drafting (“CAD”) work, certain engineering specialties and administrative functions, can provide support across industries in the event that a particular industry segment experiences economic downturns. We believe that by expanding our services into industries which follow different economic cycles, we are able to reassign talented employees to other project types and help provide stability for our core staff, management and profit levels. Our acquisitions of John M. Tettemer & Associates Ltd.; ESI, Engineering Services Incorporated; Thompson-Hysell, Inc.; Pacific Engineering

Corporation; Universal Energy, Inc.; and ALNM Group Inc. have enhanced our ability to expand our services, some of which follow different economic cycles.

•	Expand Geographically. To diminish the impact of regional economic cycles and to further enhance cross-selling opportunities, we intend to continue to expand our geographic presence through acquisitions, possibly opening additional divisional offices and by marketing our services to clients with national and international needs. Our geographic growth may provide us with broader access to employee pools, work-sharing between regions and new business opportunities. We believe that our acquisitions of ESI, Engineering Services Incorporated; Thompson-Hysell; Crosby, Mead, Benton & Associates; Hook & Associates Engineering, Inc.; Pacific Engineering Corporation; Universal Energy, Inc. and ALNM Group, Inc. have enabled us to more effectively sell additional services in the entire Southwest and the Midwest.

•	Expand and Enhance Technical Capabilities. We intend to build upon our reputation as a quality provider of engineering and consulting services as we diversify our services to meet demands of our clients, industry segments and new markets. As part of our effort to continue diversifying the scope of our services, we intend to pursue strategic partnering relationships and acquisitions.

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

      The following table sets forth information regarding our eight acquisitions since December 1, 1997:

Primary Markets
Acquisition Date	Company Acquired	Currently Served	Services Offered

December 1997	ESI, Engineering Services Incorporated	Northern California	Energy/industrial services
August 1998	John M. Tettemer and Associates, Ltd.	Southern California	Water resources engineering services
July 1999	Thompson-Hysell, Inc.	Northern and Central California; Utah	Land development design & water resources engineering services
October 2000	Crosby, Mead, Benton & Associates	Southern California	Land development design, infrastructure design and landscape architecture
January 2001	Hook & Associates Engineering, Inc.	Arizona	Land development and transportation services
September 2001	Pacific Engineering Corporation	Oregon; Washington	Energy/industrial services
November 2001	Universal Energy, Inc.	National, International	Power plant operations, training, testing, and start-up
March 2002	ALNM Group, Inc.	Michigan	Environmental, water resources, and other engineering services

      Consideration for the companies we have acquired has included cash, shares of our common stock, promissory notes, or a combination of these forms of consideration. The consideration is sometimes subject to earn-out or adjustment provisions. Additionally, in connection with these acquisitions, we have entered into non-competition agreements with principals of the acquired company.

Services Provided

      We provide a broad range of services, including civil engineering, surveying and mapping, land planning, environmental services, cultural resources services, construction management, site acquisition, water resource engineering, and other services needed by the industrial, process and manufacturing industry, including instrumentation and control systems engineering, fire protection engineering, electrical engineering, mechanical engineering, chemical process engineering, start-up and testing, and operations and maintenance.

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

Mechanical Engineering Services

      These services are required to design energy systems, heating, ventilation, air conditioning (“HVAC”) systems, plumbing systems, water distribution systems and fire protection systems for facilities and buildings. We provide engineering design for HVAC systems and boiler, chilled water, compressed air, and other building facilities. Additionally, we provide mechanical engineering expertise for production line automation and manufacturing engineering support.

Chemical/ Process Engineering Services

      Our chemical/ process engineers design systems for a variety of manufacturing and industrial facilities and processes like food and beverage, pharmaceutical, chemical and petroleum facilities.

Start-Up, Testing, Operations and Maintenance

      As plants, whether they are power generation or wastewater treatment, are constructed they require a significant amount of testing during the construction process to insure that various functions are performing as designed and expected. This work includes testing the system processes, electrical equipment, instrument calibration, and numerous other tests to insure that the plant will function as intended when it becomes operational. It then needs to be started and monitored, and the permanent staff for the plant must be trained to operate and manage it. We provide various plant services including testing, start up, and training for power plants. In addition, we provide operations and maintenance services for water and wastewater plants and have the ability to provide the same for power plants.

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

      One of the keys to being successful in cross-marketing our services is to ensure that all of our managers understand the complete capabilities of our company, including our full range of services and the geographic locations and industries in which we offer and provide our services. We give presentations to our staff to educate them on our full capabilities and to encourage them to identify cross-marketing opportunities. In addition, we have implemented a formal cross-marketing program. We have produced various tools to highlight pertinent information on each of the company’s divisions. These are available to all managers in each division as part of an approach geared to facilitate easy “lead sharing” between divisions and to maximize the effectiveness of our cross-marketing efforts. We promote successful cross-selling efforts and have been awarded numerous new or extended contracts as a direct result of this effort. In order to assist our cross-selling efforts, our divisional offices provide summaries of significant proposals to our corporate business development department for review of potential cross-selling and business enhancement opportunities.

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

Clients

      Our primary private sector clients consist of real estate developers, builders, major manufacturers and energy providers. Our public sector clients include water and school districts, metropolitan planning organizations, transportation authorities and local, state and federal agencies. The following is a partial list of some of our representative clients:

Real Estate	Public Works/Infrastructure

Centex Homes	Ann Arbor Transportation Authority
D.R. Horton	Central Valley Water Reclamation Facility Board
Lennar Homes	City of Anaheim, California
Pulte Home Corporation/ Del Webb	City of Fenton, Michigan
Pardee Homes	Coachella Valley Water District
Shea Homes	Inland Empire Utilities Agency
The Irvine Company	Metropolitan Water District of Southern California
Thomas & Mack Development Company	Pittsfield Charter Township, Michigan

Energy/Industrial

Bonneville Power Administration
ChevronTexaco
New United Motors Manufacturing, Inc.
University of Michigan
Weyerhaeuser Company

      No individual client accounted for more than 10% of our net revenue in 2001, 2002 or 2003.

Backlog

      Our gross revenue backlog for fixed price contracts and time and material contacts with not-to-exceed provisions as of December 31, 2003, was approximately $58 million as compared to $51 million at December 31, 2002. Our backlog represents an estimate of the remaining future gross revenue from existing signed contracts, and contracts which have been awarded with a defined scope of work and contract value and on which we have begun work with verbal client approval. We do not believe that backlog is fully indicative of the amount of potential future revenue that we may achieve due to the short-term nature of the contracts under which we generally provide our services compared to the long-term nature of the projects and since our contracts are subject to cancellations and/or scope adjustments.

Competition

      The market for our services is highly competitive. We compete with a variety of firms ranging from small, local firms to national and international firms that are much larger than we are. We perform engineering and consulting services for a broad spectrum of markets including energy, residential, commercial, recreational, public works, industrial, process and manufacturing. We believe that our competitive advantages include our multiple industries and services, reputation, organizational structure and business strategy. We believe that the principal factors in the engineering and consulting services selection criteria include:

•	quality of service,

•	relevant experience,

•	staffing capabilities,

•	reputation,

•	geographic presence,

•	stability, and

•	price.

Employees

      As of January 31, 2004, we had approximately 775 employees and project workers. Believing that our success depends significantly upon attracting and retaining talented, innovative and experienced professionals, we are comprised of highly skilled personnel with significant industry experience and strong client relationships. We employ licensed civil engineers, mechanical engineers, electrical engineers, land surveyors, landscape architects, certified planners, information technology specialists, power plant personnel, geodesists and archaeologists, among others.

      At December 31, 2003, none of our employees were a party to a collective bargaining agreement other than approximately 10% of our employees whom we employ as field surveyors in California. Our field survey employees in our Southern California offices are covered by a Master Labor Agreement between the International Union of Operating Engineers Local Union No. 12 and the Southern California Association of Civil Engineers and Land Surveyors, which expires in October 2004. Our field survey employees in our Northern California offices are covered by a Master Agreement between the Bay Counties Civil and Land Surveyors Association and Operating Engineers Local Union No. 3, which expires in March 2005.

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

      No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

PART II

Item 5.	Market for Our Common Equity and Related Stockholder Matters

      Our common stock is traded on the Nasdaq National Market under the symbol “TKCI”. The following table sets forth the low and high closing bid prices per share of our common stock for each calendar quarter indicated as reported on the Nasdaq National Market.

	Low	High

Year Ended December 31, 2002:
First Quarter	$10.05	$12.91
Second Quarter	12.53	16.00
Third Quarter	9.15	15.20
Fourth Quarter	9.34	13.07
Year Ended December 31, 2003:
First Quarter	$9.12	$12.83
Second Quarter	9.55	10.95
Third Quarter	9.95	13.38
Fourth Quarter	11.97	14.30

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

      In connection with our acquisition of Universal Energy, Inc. (“UEI”) in November 2001, the former shareholders are eligible for additional consideration, which may affect the purchase price as a result of an earn-out provision. As part of this earn-out, which is based on certain profitability targets for 2002, 2003, and 2004, we may be obligated to issue additional shares of our common stock to be determined under the earn-out provision of the agreement. If issued, these shares are to be issued in three installments in May 2003, May 2004 and May 2005. In May 2003, we issued 70,907 shares of our common stock with a value of $714,000 related to the 2002 portion of the earn-out. UEI did not meet its profitability target related to 2003, and therefore, we do not expect to issue any shares in 2004 related to this. The issuance of future shares is subject to certain adjustments as stated in the agreement. These shares are expected to be issued in transactions exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

      In connection with our acquisition of ALNM Group, Inc. (“ALNM”) in March 2002, the purchase agreement provided for the issuance of unregistered shares of our common stock to the former shareholders of that company. We issued the former shareholders of ALNM 141,856 shares of our common stock in 2002 with a value of $1,569,000 and estimate approximately 75,000 shares of our common stock or $792,000 in value of shares to be issued in 2004. The issuance of future shares is subject to certain adjustments as stated in the agreement. These shares were, and are expected to be, issued in transactions exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

Item 6.	Selected Financial Data

      The selected financial data includes the consolidated financial statement data for the periods presented.

      The statement of income data for the years ended December 31, 2001, 2002 and 2003, and the balance sheet data as of December 31, 2002 and 2003, have been derived from our audited consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K. The statements of income data for the years ended December 31, 1999 and 2000, and the balance sheet data as of December 31, 1999, 2000 and 2001, have been derived from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

      The following information should be read in conjunction with our consolidated financial statements and the related notes and our Management’s Discussion and Analysis of Financial Condition and Results of Operations which are included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,

	1999	2000	2001	2002	2003

	(Dollars in thousands, except for share data)
Statement of Income Data:
Gross revenue	$43,084	$57,835	$74,314	$106,487	$99,950

Net revenue	39,636	53,381	66,844	91,598	90,744
Costs of revenue	26,987	34,362	42,970	59,716	58,837

Gross profit	12,649	19,019	23,874	31,882	31,907
Selling, general and administrative expenses	8,343	10,834	14,015	19,105	20,592

Income from operations	4,306	8,185	9,859	12,777	11,315
Interest income	13	31	552	384	279
Interest expense (income), net	807	341	263	(47)	15
Other expenses (income), net	29	(44)	54	(625)	(259)

Income before provision for income taxes and discontinued operations	3,483	7,919	10,094	13,833	11,838
Provision for income taxes	1,466	3,199	3,916	5,397	4,617

Income from continuing operations	2,017	4,720	6,178	8,436	7,221
Loss from discontinued operations, net of income taxes	—	—	329	628	—

Net income	2,017	4,720	5,849	7,808	7,221
Reversal of redeemable securities to redemption value, net	230	—	—	—	—

Net income available to common shareholders	$2,247	$4,720	$5,849	$7,808	$7,221

	Years Ended December 31,

	1999	2000	2001	2002	2003

	(Dollars in thousands, except for share data)
Earnings per share from continuing operations-diluted	$0.50	$0.89	$0.87	$1.07	$0.91

Earnings per share–diluted	$0.50	$0.89	$0.82	$0.99	$0.91

Weighted average shares outstanding–diluted	4,515,033	5,299,679	7,092,505	7,868,877	7,957,344

	As of December 31,

	1999	2000	2001	2002	2003

Balance Sheet Data:
Working capital	$7,213	$7,343	$38,781	$39,613	$47,416
Total assets	23,661	33,312	71,492	82,226	87,536
Total debt, excluding issuable common stock	4,835	5,745	1,912	70	—
Total shareholders’ equity	12,836	18,239	53,733	63,612	71,962

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Costs of Revenue

      Costs of revenue include labor, non-reimbursable costs, materials and various direct and indirect overhead costs including rent, utilities and depreciation. Direct labor employees work predominantly at our offices and at the clients’ job sites. The number of direct labor employees assigned to a contract will vary according to the size, complexity, duration and demands of the project. Contract terminations, completions, scheduling delays and contract proposal activity may result in periods when direct labor employees are not fully utilized. As we continue to grow, we anticipate that we will continue to add professional and administrative staff to support our growth. These professionals are in great demand and are likely to remain a limited resource for the foreseeable future. The significant competition for employees with the skills we require creates wage pressures on professional compensation. We attempt to increase our billing rates to customers to compensate for wage increases; however, there can be a lag before wage increases can be incorporated into our existing contracts. Some expenses, primarily long-term leases, are fixed and cannot be adjusted in reaction to an economic downturn.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses primarily consist of corporate costs related to finance and accounting, information technology, business development and marketing, contract proposals, executive salaries, provisions for doubtful accounts and other indirect overhead costs.

Critical Accounting Policies and Significant Estimates

      The accounting policies that are most important to the portrayal of our financial condition and results of operations, and require management’s most difficult, subjective or complex judgements, are considered to be our critical accounting policies. Because of the uncertainties inherent in making assumptions and estimates regarding unknown future outcomes, future events may result in significant differences between estimates and actual results. We believe that each of the assumptions and estimates are appropriate in the circumstances, and represent the most likely future outcome. The following is what we believe are the critical accounting policies most affected by management estimates and judgements.

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

      Provision for Doubtful Accounts. We use estimates in arriving at our allowance for doubtful accounts related to our contracts and trade receivables. These estimates are based on our best assessment as to the collectibility of the related receivable balance. Each quarter, we re-evaluate our estimates to assess the adequacy of our allowance for doubtful accounts and adjust the allowance for doubtful accounts as necessary. Factors considered in arriving at our allowance for doubtful accounts, include among other things, historical and anticipated client default rates at the various aging categories of contract and trade receivables and the overall business environment/ economy. Future collections of receivables that are different from our current estimates will affect results of operations in future periods.

      Discretionary Bonus Plan. During 2003, we implemented a discretionary bonus plan. Under this bonus plan, we may award an annual cash performance bonus to our employees provided that our annual actual results exceed a pre-established annual target. We review the need for a bonus accrual on a quarterly basis by comparing our actual quarterly results and our estimated results for the remainder of the year to our annual pre-established target. Estimating our future results is a subjective process and requires the use of our best estimates based upon the current information known to us at that point in time. As a result of potential changes to our estimates, our quarterly results may be significantly affected by adjustments to the bonus accrual. In the fourth quarter of 2003, we made our final adjustment to the 2003 bonus accrual. Any annual bonus award under this plan is at the discretion of the Compensation Committee of the Board of Directors.

Impact of Our Industry Diversification Strategy

      To help reduce our susceptibility to economic cycles affecting the real estate development industry, we intend to expand our work in the public works/ infrastructure and the energy/ industrial industries as feasible, based upon such items as economic and market conditions. We believe that among other business initiatives, our acquisition strategy may play a significant role in contributing to this objective. The acquisitions of Pacific Engineering Corporation (“PEC”) and Universal Energy Inc. (“UEI”) during 2001, ALNM Group, Inc. (“ALNM”) in 2002 and anticipated future acquisitions, many of which may include engineering services outside of the real estate development industry, may have a significant impact on our future net revenue mix. Due to these and potential future acquisitions, we anticipate that our margins may be affected by the decreased business concentration from the real estate development industry which has historically yielded higher margins than services provided to the public works/ infrastructure and energy/ industrial industries.

Results of Operations

      The following table sets forth supplemental consolidated operating results for each of the periods presented as a percentage of net revenue:

	Years Ended December 31,

	2003	2002	2001

Gross revenue	110.1%	116.3%	111.2%
Subcontractor costs	10.1	16.3	11.2

Net revenue	100.0	100.0	100.0
Costs of revenue	64.8	65.2	64.3

Gross profit	35.2	34.8	35.7
Selling, general and administrative expenses	22.7	20.9	21.0

Income from operations	12.5	13.9	14.7
Interest income	0.3	0.4	0.8
Interest expense (income), net	0.0	(0.1)	0.3
Other (income) expenses, net	(0.3)	(0.7)	0.1

Income before provision for income taxes and discontinued operations	13.1	15.1	15.1
Provision for income taxes	5.1	5.9	5.9

Income from continuing operations	8.0	9.2	9.2
Loss from discontinued operations, net of income taxes	0.0	(0.7)	(0.4)

Net income	8.0%	8.5%	8.8%

      The following table sets forth the Company’s consolidated statements of income for the years ended December 31, 2003 and 2002 and includes the dollar and percentage change:

	Years Ended December 31,

			$	%
	2003	2002	Change	Change

	(Dollars in thousands)
Gross revenue	$99,950	$106,487	$(6,537)	(6.1)%
Subcontractor costs	9,206	14,889	(5,683)	(38.2)

Net revenue	90,744	91,598	(854)	(0.9)
Costs of revenue	58,837	59,716	(879)	(1.5)

Gross profit	31,907	31,882	25	0.1
Selling, general and administrative expenses	20,592	19,105	1,487	7.8

Income from operations	11,315	12,777	(1,462)	(11.4)
Interest income	279	384	(105)	(27.3)
Interest expense (income), net	15	(47)	(62)	(131.9)
Other (income) expenses, net	(259)	(625)	(366)	(58.6)

Income before provision for income taxes and discontinued operations	11,838	13,833	(1,995)	(14.4)
Provision for income taxes	4,617	5,397	(780)	(14.5)

Income from continuing operations	7,221	8,436	(1,215)	(14.4)
Loss from discontinued operations, net of income taxes	—	628	628	(100.0)

Net income	$7,221	$7,808	$(587)	(7.5)%

Years Ended December 31, 2003 and December 31, 2002

      Net Revenue. Net revenue for 2003 decreased $0.9 million, or 0.9%, to $90.7 million compared to $91.6 million for 2002. This decrease in net revenue was partially offset by $1.4 million in additional net revenue during 2003 related to the acquisition of ALNM Group, Inc. (“ALNM”), in March 2002, as compared to the same period in 2002. Excluding the net revenue from the ALNM acquisition, net revenue decreased by $2.3 million, or 2.5%. This decrease was primarily a result of a continued slowdown in our energy/ industrial industry segment due to a slowdown in the pace of construction of new power plants and/or alternative power solutions and a general decrease in capital spending in the energy/ industrial industry, coupled with the completion of a large contract in our energy/industrial segment which had significant activity during 2002, and lower net revenue from our Arizona office, which was part of the acquisition of Hook & Associates Engineering, Inc. (“Hook”) in January 2001. The decline in net revenue was partially offset by increased net revenue generated from our real estate services due to a strong California residential real estate market.

      Subcontractor costs, as a percentage of net revenue, decreased to 10.1% during 2003 as compared to 16.3% during 2002. The decrease was primarily due to a decrease in subcontractor costs related to several large contracts in 2002 in our energy/ industrial segment.

      Market uncertainties in the power generation portion of the energy industry have caused a decline in the pace of construction of new power plants and/or alternative power solutions and a general decrease in capital spending in the energy/ industrial industry. As a result, our energy/ industrial segment continued to experience a reduction in net revenue during 2003. If this market uncertainty continues, it may cause further reductions in net revenue and therefore continue to negatively impact net income from our energy/ industrial segment.

      Although we have not experienced a significant decrease in net revenue from our public works/ infrastructure industry during 2003 as compared to 2002, certain current conditions, including a weak economy in the public works/ infrastructure industry, especially in the Greater Southeast Michigan area, lead us to believe that we may experience an adverse impact to net revenue and net income related to this industry.

      Gross Profit. Gross profit for 2003 remained flat at $31.9 million compared to 2002. Excluding the additional 2003 gross profit of $0.3 million generated from the acquisition of ALNM in March 2002, gross profit decreased by $0.3 million. This decrease was mainly due to lower gross profit from our energy/ industrial segment, along with the completion of a large contract in our energy/ industrial segment which had significant activity during 2002, and $0.4 million of additional expense related to the discretionary bonus plan. These decreases were offset by strong gross profit from our real estate services. For 2003, gross profit as a percentage of net revenue increased to 35.2% as compared to 34.8% during 2002. This increase was primarily due to strong gross profit from our real estate services, which was partially offset by lower gross profit from our energy/ industrial segment.

      As noted above, due to a continuing decline in the pace of construction of new power plants and/or alternative power solutions and a general decrease in capital spending in the energy/ industrial industry, our energy/ industrial segment experienced a reduction in its gross profit during 2003. If this decline continues, it may cause our energy/ industrial segment to experience a continued reduction of gross profit and therefore also a reduction in net income.

      We have experienced a slight decrease in gross profit from our public works/ infrastructure industry during 2003 as compared to 2002. Certain current conditions, including a weak economy in the public works/ infrastructure industry, especially in the Greater Southeast Michigan area, lead us to believe we may experience a further decline in our gross profit and net income related to this industry.

      Selling, General and Administrative Expenses. During 2003, selling, general and administrative expenses (“SG&A”) increased $1.5 million, or 7.8%, to $20.6 million compared to $19.1 during 2002. The increase in SG&A during 2003 was primarily due to the increase in SG&A costs attributable to ALNM, and increases in: legal fees, proposal activities, employee placement fees for new hires, and the provision for doubtful accounts. During 2003, SG&A as a percentage of net revenue increased to 22.7% compared to 20.9% during 2002 primarily due to increases in the items discussed above.

      Interest Income. Interest income during 2003 decreased by $105,000 as compared to 2002. This decrease in interest income resulted from lower yields earned on cash and securities, partially offset by an increase in the average balance of cash and securities as compared to 2002.

      Interest Expense. Interest expense during 2003 increased by $62,000 compared to 2002. The increase in interest expense was primarily attributable to a $130,000 reduction of interest expense during 2002 associated with an acquisition modification agreement related to Hook which resulted in the cancellation of a $1.3 million acquisition note payable.

      Other (Income) Expenses, net. Other income during 2003 decreased by $366,000 as compared to 2002. This decrease was primarily associated with a $687,000 increase in other income during 2002 resulting from purchase price adjustments in connection with the acquisitions of Crosby Mead Benton & Associates (“CMB”) and Hook. This decrease was partially offset by a net $230,000 sublease termination fee recognized by us during 2003 related to one of our facilities which we had subleased and $73,000 in other income recognized during 2003 associated with a purchase price adjustment related to the acquisition of ALNM.

      Income Taxes. The provision for income taxes during 2003 was $4.6 million compared to $5.4 million for 2002. This decrease in provision for income taxes during 2003 resulted from a lower taxable base. Our effective tax rate was 39% during 2003 and 2002.

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

      The following table sets forth the Company’s consolidated statements of income for the years ended December 31, 2002 and 2001 and includes the dollar and percentage change:

	Years Ended December 31,

			$	%
	2002	2001	Change	Change

	(Dollars in thousands)
Gross revenue	$106,487	$74,314	$32,173	43.3%
Subcontractor costs	14,889	7,470	7,419	99.3

Net revenue	91,598	66,844	24,754	37.0
Costs of revenue	59,716	42,970	16,746	39.0

Gross profit	31,882	23,874	8,008	33.5
Selling, general and administrative expenses	19,105	14,015	5,090	36.3

Income from operations	12,777	9,859	2,918	29.6
Interest income	384	552	(168)	(30.4)
Interest (income) expense, net	(47)	263	310	117.9
Other (income) expenses, net	(625)	54	679	1,257.4

Income before provision for income taxes and discontinued operations	13,833	10,094	3,739	37.0
Provision for income taxes	5,397	3,916	1,481	37.8

Income from continuing operations	8,436	6,178	2,258	36.5
Loss from discontinued operations, net of income taxes	628	329	299	90.9

Net income	$7,808	$5,849	$1,959	33.5%

Years Ended December 31, 2002 and December 31, 2001

      Net Revenue. The growth in net revenue for 2002 compared to 2001 is primarily attributable to acquisitions, which contributed $22.5 million in net revenue. The acquired companies mainly contributing to this net revenue growth include: PEC, UEI, and ALNM, whose operations have been included in the consolidated financial statements since October 2001, December 2001 and March 2002, respectively. Excluding the net revenue from these acquisitions, net revenue increased by $2.2 million, or 3.3%, compared to 2001. The increase in net revenue, excluding acquisitions, primarily resulted from (i) a strong Southern California residential real estate market, which continued to experience an increase in demand, and (ii) higher net revenue derived from the Company’s water resource services. These increases were partially offset by a decrease in net revenue generated by the Company’s Arizona office which is part of the Hook operations coupled with lower net revenue generated from the Company’s Orange County office resulting mainly from a continued weak commercial and industrial real estate market. Subcontractor costs, as a percentage of net revenue, increased to 16.3% during 2002 compared to 11.2% during 2001, resulting largely from an increase in subcontractor costs related to several large contracts in the energy/ industrial industry.

      Difficulties in the power generation segment of the energy industry have caused a decline in the pace of construction of new power plants and/or alternative power solutions. As a result, our energy/ industrial industry began to experience a reduction in net revenue during the fourth quarter of 2002. If the difficulties continue, they may cause further reductions in net revenue and therefore net income in our energy/ industrial industry.

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

      As a percentage of net revenue, gross profit decreased to 34.8% during 2002 from 35.7% during 2001. The percentage decrease was primarily related to lower margins related to the Company’s energy/ industrial industry, the Hook Arizona office, and ALNM which mainly provides services in the public works/ infrastructure industry.

      The increase in the costs of revenue was primarily attributable to increased expenses associated with the growth in our total direct employee base, which grew from an average of 510 in 2001 to 673 in 2002. This increase is primarily a result of acquisitions.

      As noted above, due to a continuing decline in the pace of construction of new power plants, and/or alternative power solutions, our energy/ industrial industry experienced a reduction in its gross profit in the fourth quarter of 2002. If this decline continues, it may cause our energy/ industrial industry to experience a continued reduction of gross profits and therefore also a reduction in net income.

      Selling, General and Administrative Expenses. The increase in selling, general and administrative expenses was primarily related to acquisitions, an increase in corporate administrative costs, and an increase in the provision for doubtful accounts, all of which were partially offset by the elimination of goodwill amortization, as compared to 2001. Acquired companies contributed $3.9 million of additional selling, general and administrative expenses in 2002 as compared to 2001. As a percentage of net revenue, selling, general and administrative expenses decreased slightly to 20.9% during 2002 from 21.0% during 2001, mainly from the elimination of goodwill amortization which was partially offset by the increase in the provision for doubtful accounts.

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

      Other Income (Expenses), net. The increase in other income was primarily associated with $687,000 resulting from a purchase price adjustment in connection with the acquisitions of CMB and Hook.

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

Liquidity and Capital Resources

      Cash and cash equivalents combined with securities held-to-maturity totaled $28.9 million as of December 31, 2003, compared to $23.5 million as of December 31, 2002, an increase of $5.4 million. Working capital as of December 31, 2003 was $47.4 million compared to $39.6 million as of December 31, 2002, an increase of $7.8 million. Our debt to equity ratio (excluding the effect of issuable common stock) at both December 31, 2003 and December 31, 2002 was 0.00 to 1.

      Cash Flows From Operating Activities. Net cash provided by operating activities decreased $2.7 million, to $7.4 million during 2003 compared to $10.1 million during 2002. The decrease in net cash provided by operating activities during 2003 as compared to 2002 was primarily the result of lower net income, partially offset by a purchase price adjustment and changes in operating assets and liabilities, net of effects from acquisitions.

      Cash Flows From Investing Activities. Net cash used in investing activities totaled $3.6 million for 2003 compared to $1.4 million for 2002, an increase of $2.2 million. This increase in net cash used in investing activities was primarily due to a significant increase in cash used to purchase securities held-to-maturity, substantially offset by a decrease in cash used for acquisitions.

      Cash Flows From Financing Activities. Net cash provided by financing activities increased by $789,000 to $243,000 for 2003 compared to net cash used in financing activities of $546,000 for 2002. This increase in net cash provided by financing activities resulted primarily from a decrease of principal payments on our debt and capital lease obligations during 2003.

      The Company has available a $10.0 million unsecured line of credit consisting of four components: (i) an acquisition component, (ii) an equipment and vehicle financing component, (iii) a standby letter of credit component, and (iv) a working capital component. The line provides up to a maximum of $5.0 million to finance acquisitions, up to a maximum of $3.0 million to finance equipment and vehicle purchases, up to a maximum of $1.0 million for standby letters of credit, and up to a maximum of $10.0 million less the aggregate outstanding principal balance of the acquisition, equipment and vehicle, and standby letter of credit components for working capital. The line bears interest at either a range of 0.25% below prime to prime, or a range of 1.25% to 1.75% over LIBOR depending on the Company’s ability to meet certain financial covenants. All components of the line of credit mature in June 2005. This line of credit agreement restricts the payment of dividends without the bank’s consent. As of December 31, 2003, the Company had utilized the letter of credit component of this line of credit to issue a $229,000 stand-by letter of credit. The Company did not have any outstanding balances under this line of credit agreement as of December 31, 2002.

      Our financial statements for 2003 reflect the reduction of the purchase price of ALNM which we acquired in March 2002. Under the terms of the purchase agreement, the obligation to issue $1.5 million in shares of our common stock was reduced to approximately $0.8 million.

      On occasion, we will enter into purchase agreements related to acquisitions which provide for future purchase price payments or “earn-outs” as a result of achieving certain operating results by the acquired companies. As a result of these earn-out provisions, we may be obligated to pay additional consideration in future periods. Current accounting principles require that these earn-outs be accrued on our balance sheet only at the point at which the earn-out period has elapsed and the performance targets have been met. As of December 31, 2003, we have one year remaining on an earn-out and we may be obligated to pay a maximum of $7.4 million in additional purchase price related to our acquisitions, of which 50% will be paid in cash with the remaining 50% to be paid out in our common stock. Such potential earn-outs are not currently reflected on our balance sheet as the earn-out period has not elapsed and, therefore, the achievement of the performance target is currently unknown.

      We do not hold any derivative financial instruments for trading purposes or otherwise. In addition, we presently do not enter into any hedging type activities to manage our exposure to foreign currency risk associated with our Brazilian operation. Our Brazilian operation, which provides services to our energy/ industrial segment, generated approximately $0.5 million in net revenue during 2003. Furthermore, we have not engaged in energy or commodity trading activities and do not anticipate doing so in the future, nor do we have any transactions involving unconsolidated entities, special purpose entities, or variable interest entities.

      The following summarizes our contractual obligations as of December 31, 2003, and the effect such obligations are expected to have on liquidity and cash flows in the future.

	Payments Due by Period

		Less Than	1 - 3	3 - 5	More Than
	Total	1 Year	Years	Years	5 Years

Operating lease obligations	$13,724,000	$3,808,000	$6,072,000	$2,866,000	$978,000

Total contractual cash obligations	$13,724,000	$3,808,000	$6,072,000	$2,866,000	$978,000

Future Cash Requirements

      We expect to fund our future liquidity needs primarily from (i) operating cash flows, (ii) existing balances of cash and cash equivalents and securities held-to-maturity, and (iii) borrowings under our $10.0 million unsecured revolving line of credit, which we have not utilized as of December 31, 2003 other than to issue a $229,000 stand-by letter of credit. We believe these sources of funds will be sufficient to provide for our operations and planned capital expenditures and satisfy our debt obligations over the next twelve months. We expect our capital expenditures in fiscal 2004 to range between approximately $2.0 million to $3.0 million.

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

Effect of Recent Accounting Pronouncements

      In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003 and are otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material effect on our financial condition, results of operations, or cash flows.

      In April 2002 and July 2002, the Financial Accounting Standard Board (“FASB”) issued Statements of Financial Accounting Standard No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”), and No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), respectively. SFAS 145 prescribes amendments to existing pronouncements on accounting for early retirements of debt. The provisions of this statement are effective for financial statements issued on or after May 15, 2002. SFAS 146 addresses issues pertaining to costs associated with exit or disposal activities initiated after December 31, 2002. The adoption of these standards did not have a material effect on the Company’s financial condition, results of operations or cash flows.

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

Risk Factors — Risks Related To Our Industries

Our business could suffer if there is a downturn in the real estate market

      During 2003, approximately 67% of our net revenue was rendered in connection with commercial and residential real estate development projects. Reduced demand in the real estate market would likely decrease the demand for our services. A decrease in the demand for our services could result in cash flow difficulties and potential operating losses for our company.

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

We derive revenue from engineering services provided to the energy industry. Continued delay and reduction in the pace of construction for new power plants, cogeneration facilities, and electrical distribution facilities has had, and may continue to have an adverse affect on our business

      The demand for our services is related to the level and pace of construction of energy related solutions. We believe that the success and further development of this aspect of our business depends, in part, upon the need for and funding of these projects. High energy prices, power shortages, and pressure at state and federal levels for increased supply resulted in the increased demand for energy related solutions with an unprecedented number of new power plants, cogeneration facilities, and electrical distribution facilities announced in 2001. However, a weakening demand and softening economy combined with a decline in energy prices have caused builders of such energy related solutions to reconsider planned projects. Many have announced downsizings or cancellations of new power plants and/or alternative power solutions. The decline in the pace of construction of new power plants and/or alternative power solutions has had, and may continue to have, an adverse affect on our energy/industrial segment.

We may have difficulty in attracting and retaining qualified professionals, which may harm our reputation in the marketplace and restrict our ability to implement our business strategy

      We derive our revenue almost exclusively from services performed by our professionals. We may not be able to attract and retain the desired number of professionals over the short or long-term. There is significant competition for professionals with the skills necessary for the provision of our services from major and boutique consulting, engineering, research and other professional service firms. We believe that our existing relationships between our clients and our employees is one of our greatest business development assets. Our inability to attract and retain qualified professionals could impede our ability to secure and complete engagements, in which event, we may lose market share and our revenue and profit may decline.

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

Risk Factors — Risks Related To Our Business

Our revenue, income and cash flow could decline if there is a downturn in the California economy or real estate market

      During 2003, approximately 72% of our net revenue was derived from services rendered in California. Poor economic conditions in California may significantly reduce the demand for our services and decrease our revenue and profits. From 1991 to 1996, our business was negatively impacted during the real estate market downturn in Southern California, and we experienced cash flow difficulties and substantial operating losses.

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

If our estimates or assumptions used in arriving at the fair value of acquired entities change from those used in our current valuations, we may be required to recognize a goodwill impairment loss

      We use estimates in order to determine if goodwill has been impaired. An impairment loss may be required to be recognized if the carrying amount of a reporting unit’s net book value exceeds the estimated fair value of the reporting unit. We arrive at the estimated fair value of a reporting unit by using a variety of customary valuation methods, such as discounted cash flow analysis and multiples of net revenue and earnings before interest and taxes. These valuation methods use a variety of assumptions such as future billable employee headcount, net revenue per billable employee, operating income, cash flow, discount rates and multiples. Estimating fair value of a reporting unit is a subjective process and requires the use of our best estimates. If our estimates or assumptions change from those used in our current valuation, we may be required to recognize an impairment loss. As of December 31, 2003, our goodwill balance, net of accumulated amortization was $23.1 million. We no longer amortize goodwill due to our adoption of SFAS No. 142 “Goodwill and Other Intangible Assets.”

We could lose money if we fail to accurately estimate our costs on fixed-price contracts and/or contracts with not-to-exceed provisions

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

Our backlog is an uncertain indicator of future financial performance and is subject to adjustment or cancellation

      Our gross revenue backlog for fixed price contracts and time-and-materials contracts with not-to-exceed provisions as of December 31, 2003 was approximately $57.9 million. We cannot assure you that the entire balance of our backlog will convert into revenue since our contracts are subject to scope adjustments and/or cancellations. These types of scope adjustments or cancellations may result in a reduction in our backlog which could adversely affect our revenue and profit.

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

If our employees leave our company and join a competitor, we may lose business

      Our employees might leave our company and become competitors of ours. If this happens, we may lose additional employees and some of our existing clients that have formed relationships with our former employees. In addition, we may lose future clients to a former employee as a new competitor. In either event, we could lose clients and revenue, and our profitability could decline.

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

If we are unable to engage qualified subcontractors, we may lose projects, revenue and clients

      We often contract with outside companies to perform designated portions of the services we perform for our clients. If we are unable to engage subcontractors, our ability to perform under some of our contracts may be impeded and the quality of our service may decline. As a consequence, we may lose projects, revenue and clients. Subcontractor costs accounted for approximately 10% of our net revenue during 2003.

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

Risk Factors — Risks Related To Ownership of Our Stock

Our stock price may decrease, which could result in significant losses for investors or adversely affect our business

      The following factors could cause the market price of our common stock to decrease, perhaps substantially:

•	the failure of our quarterly operating results to meet expectations;

•	adverse developments in the worldwide economy, the financial markets, the engineering and consulting services market, the real estate market, the public works/infrastructure market, and/or the energy/ industrial market;

•	changes in interest rates;

•	our failure to meet securities analysts’ expectations;

•	changes in accounting principles;

•	sales of common stock by existing shareholders or holders of options;

•	announcements of key developments by our competitors;

•	the reaction of markets and securities analysts to announcements and developments involving our company; and

•	resolution of threatened or pending litigation.

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

Shares of our common stock eligible for public sale could cause the market price of our stock to drop, even if our business is doing well

      We currently have approximately 7.7 million shares of common stock outstanding. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price for our common stock. Certain shareholders hold large numbers of shares which they are able to sell in the public market. Significant sales of these shares could cause the market price of our common stock to decline regardless of the performance of our business. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Our common stock is thinly traded. Consequently, it may be difficult for shareholders to sell our common stock, which may result in losses for investors

      The average daily trading volume, excluding block trades, for our common stock on the Nasdaq National Market was approximately 14,000 shares from January 1, 2003 through December 31, 2003. Accordingly, the market price of our common stock is subject to significant fluctuations that may have been, and may continue to be, exaggerated due to the lack of an active trading market for our common stock. This negative factor may make it difficult for shareholders to sell the Company’s common stock, which may result in losses for investors.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to interest rate changes primarily as a result of our cash and cash equivalents (“Cash”), securities held-to-maturity (“Securities”) and line of credit, which are used to maintain liquidity and to fund capital expenditures and our expansion. Due to our large balance of Cash and Securities, our earnings and cash flows may be materially impacted by changes in interest rates. The Company intends to hold all of its Securities until maturity, and therefore, should not bear any interest rate risk due to early disposition. Due to the relatively immaterial levels of our current debt (which was zero as of December 31, 2003), our earnings and cash flows should not be materially impacted by changes in interest rates on our debt. Our bank line of credit is based on variable interest rates and is therefore affected by changes in market rates. We do not enter into derivative or interest rate hedging transactions.

      The table below presents the principal amounts of Securities, along with the weighted average interest rates, fair values and expected maturity by year to evaluate the expected cash flows and sensitivity to interest rate changes as of December 31, 2003.

		Fair
	2004	Value(1)

Securities held-to-maturity (non-trading)	$4,600,000	$4,600,000
Weighted average interest rate(2)	1.16%	1.16%

(1)	The fair value for Securities was based on the quoted market price of such securities as of December 31, 2003.

(2)	The Company’s Securities are invested in federally tax-exempt bonds. The weighted average interest rate shown above is a combination of pre-tax interest rate for taxable securities and an after tax interest rate for tax-exempt securities.

      As the table incorporates only those exposures that existed as of December 31, 2003, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented in the table has limited predictive value. Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on those exposures or positions that arise during the period and interest rates.

Item 8.	Consolidated Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

The Keith Companies, Inc.:

      We have audited the accompanying consolidated balance sheets of The Keith Companies, Inc. and subsidiaries as of December 31, 2002 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Keith Companies, Inc. and subsidiaries as of December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Orange County, California

February 6, 2004

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2003

ASSETS
Current assets:
Cash and cash equivalents	$20,333,000	$24,277,000
Securities held-to-maturity	3,164,000	4,600,000
Contracts and trade receivables, net of allowance for doubtful accounts of $1,123,000 and $1,328,000 at December 31, 2002 and 2003, respectively	18,771,000	19,844,000
Costs and estimated earnings in excess of billings	10,392,000	9,997,000
Prepaid expenses and other currents assets	1,367,000	1,468,000

Total current assets	54,027,000	60,186,000
Equipment and leasehold improvements, net	4,831,000	4,067,000
Goodwill, net of accumulated amortization of $761,000 at December 31, 2002 and 2003	23,056,000	23,059,000
Other assets	312,000	224,000

Total assets	$82,226,000	$87,536,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$52,000	$—
Trade accounts payable	1,818,000	1,640,000
Accrued employee compensation	3,722,000	4,037,000
Current portion of deferred tax liabilities	3,065,000	2,444,000
Other accrued liabilities	4,484,000	3,078,000
Billings in excess of costs and estimated earnings	1,273,000	1,571,000

Total current liabilities	14,414,000	12,770,000
Long-term debt and capital lease obligations, less current portion	18,000	—
Issuable common stock	2,215,000	792,000
Deferred tax liabilities	1,675,000	1,560,000
Accrued rent	292,000	452,000

Total liabilities	18,614,000	15,574,000

Shareholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value. Authorized 100,000,000 shares ; issued and outstanding 7,514,140 and 7,653,935 shares in 2002 and 2003, respectively	8,000	8,000
Additional paid in capital	44,166,000	45,295,000
Retained earnings	19,438,000	26,659,000

Total shareholders’ equity	63,612,000	71,962,000

Commitments and contingencies (Notes 6, 9, 10, 17, and 18)
Total liabilities and shareholders’ equity	$82,226,000	$87,536,000

See accompanying notes to consolidated financial statements.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,

	2001	2002	2003

Gross revenue	$74,314,000	$106,487,000	$99,950,000
Subcontractor costs	7,470,000	14,889,000	9,206,000

Net revenue	66,844,000	91,598,000	90,744,000
Costs of revenue	42,970,000	59,716,000	58,837,000

Gross profit	23,874,000	31,882,000	31,907,000
Selling, general and administrative expenses	14,015,000	19,105,000	20,592,000

Income from operations	9,859,000	12,777,000	11,315,000
Interest income	552,000	384,000	279,000
Interest expense (income), net	263,000	(47,000)	15,000
Other expenses (income), net	54,000	(625,000)	(259,000)

Income before provision for income taxes and discontinued operations	10,094,000	13,833,000	11,838,000
Provision for income taxes	3,916,000	5,397,000	4,617,000

Income from continuing operations	6,178,000	8,436,000	7,221,000
Loss from discontinued operations, net of income taxes	329,000	628,000	—

Net income	$5,849,000	$7,808,000	$7,221,000

Earnings per share from continuing operations:
Basic	$0.94	$1.15	$0.95

Diluted	$0.87	$1.07	$0.91

Earnings (loss) per share from discontinued operations, net of income taxes:
Basic	$(0.05)	$(0.09)	$—

Diluted	$(0.05)	$(0.08)	$—

Earnings per share:
Basic	$0.89	$1.06	$0.95

Diluted	$0.82	$0.99	$0.91

Weighted average number of shares outstanding:
Basic	6,604,367	7,363,073	7,615,264

Diluted	7,092,505	7,868,877	7,957,344

See accompanying notes to consolidated financial statements.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2001, 2002 and 2003

			Additional
	Shares	Common	Paid-In	Retained
	Outstanding	Stock	Capital	Earnings	Total

Balance at December 31, 2000	5,115,882	$5,000	$12,453,000	$5,781,000	$18,239,000
Issuance of common stock	1,970,093	2,000	28,601,000	—	28,603,000
Stock options exercised	278,709	—	596,000	—	596,000
Tax benefit from exercise of stock options	—	—	879,000	—	879,000
Net income	—	—	—	5,849,000	5,849,000
Repurchase of common stock	(55,000)	—	(433,000)	—	(433,000)

Balance at December 31, 2001	7,309,684	7,000	42,096,000	11,630,000	53,733,000
Issuance of common stock	174,783	1,000	1,822,000	—	1,823,000
Stock options exercised	29,673	—	159,000	—	159,000
Tax benefit from exercise of stock options	—	—	89,000	—	89,000
Net income	—	—	—	7,808,000	7,808,000

Balance at December 31, 2002	7,514,140	8,000	44,166,000	19,438,000	63,612,000
Issuance of common stock	70,907	—	714,000	—	714,000
Stock options exercised	68,888	—	309,000	—	309,000
Tax benefit from exercise of stock options	—	—	69,000	—	69,000
Deferred compensation	—	—	37,000	—	37,000
Net income	—	—	—	7,221,000	7,221,000

Balance at December 31, 2003	7,653,935	$8,000	$45,295,000	$26,659,000	$71,962,000

See accompanying notes to consolidated financial statements.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2001	2002	2003

Cash flows from operating activities:
Net income	$5,849,000	$7,808,000	$7,221,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,349,000	2,283,000	2,231,000
Loss on sale/ impairment of equipment	23,000	93,000	29,000
Reduction in purchase price of acquired companies	—	(769,000)	(137,000)
Tax benefit from exercise of stock options	879,000	89,000	69,000
Stock compensation expense	—	—	37,000
Changes in operating assets and liabilities, net of effects from acquisitions:
Contracts and trade receivables, net	659,000	3,369,000	(1,269,000)
Costs and estimated earnings in excess of billings	(1,807,000)	(1,545,000)	304,000
Prepaid expenses and other current assets	(366,000)	108,000	(53,000)
Trade accounts payable and accrued liabilities	277,000	(270,000)	(652,000)
Billings in excess of costs and estimated earnings	(341,000)	(1,042,000)	298,000
Deferred tax liabilities	306,000	(28,000)	(728,000)

Net cash provided by operating activities	7,828,000	10,096,000	7,350,000

Cash flows from investing activities:
Net cash expended for acquisitions	(5,834,000)	(8,048,000)	(722,000)
Additions to equipment and leasehold improvements	(1,575,000)	(1,872,000)	(1,548,000)
Proceeds from (purchase of) securities held-to-maturity	(11,521,000)	8,357,000	(1,436,000)
Proceeds from sales of equipment	15,000	134,000	57,000

Net cash used in investing activities	(18,915,000)	(1,429,000)	(3,649,000)

Cash flows from financing activities:
Payments on line of credit, net	(2,294,000)	—	—
Principal payments on long-term debt and capital lease obligations, including current portion	(3,528,000)	(705,000)	(52,000)
Repurchase of common stock	(433,000)	—	—
Proceeds from exercise of stock options	596,000	159,000	295,000
Net proceeds from stock offering	27,915,000	—	—

Net cash provided by (used in) financing activities	22,256,000	(546,000)	243,000

Net increase in cash and cash equivalents	11,169,000	8,121,000	3,944,000
Cash and cash equivalents, beginning of year	1,043,000	12,212,000	20,333,000

Cash and cash equivalents, end of year	$12,212,000	$20,333,000	$24,277,000

      See supplemental cash flow information at Note 15.

See accompanying notes to consolidated financial statements.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2001, 2002, and 2003

(1)	Organization and Basis of Presentation

      The Keith Companies, Inc. (“TKCI”), is incorporated in the state of California and has been conducting business since 1983. TKCI is a full service engineering and consulting services firm providing professional services on a wide range of short and long-term projects pursuant to mainly short-term contracts to the real estate development and public works/infrastructure industry, and the energy/industrial industry. These services are rendered principally in California, Nevada, Utah, Arizona, Oregon, Texas, and Michigan. References to “TKCI” or “the Company” mean the Company and all of its wholly-owned subsidiaries.

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

Securities Held-to-Maturity

      The Company accounts for its securities as held-to-maturity (“Securities”) under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, the Company is required to classify its Securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities for which the Company has the intent and ability to hold until maturity. All other securities not included in trading or held-to-maturity categories are classified as available-for-sale. The Company has the ability and intent to hold all of its Securities until maturity and therefore, has classified its Securities as held-to-maturity. Accordingly, the Securities are stated at amortized cost. The Company’s Securities are invested in highly liquid investment grade short-term debt securities.

Allowance for Doubtful Accounts

      The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability to collect on its contracts and trade receivables. The Company uses estimates in arriving at its allowance for doubtful accounts which are based on its best assessment as to the collectibility of the related receivable balance.

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

      Costs of revenue include labor, non-reimbursable costs, materials and various direct and indirect overhead costs including rent, utilities and depreciation. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which the losses are determined. Changes in job performance, job conditions and estimated profitability, including final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Additional revenue resulting from requests for additional work due to changes in the scope of engineering services to be rendered, are included in revenue when realization is probable and can be estimated with reasonable certainty.

      Costs and estimated earnings in excess of billings represents revenue recognized in excess of amounts billed on the respective uncompleted engineering contracts. Billings in excess of costs and estimated earnings represents amounts billed in excess of revenue recognized on the respective uncompleted contracts.

      At December 31, 2002 and 2003, the Company had no significant amounts included in contracts and trade receivables or trade accounts payable representing amounts retained pending contract or subcontractor completion.

Equipment and Leasehold Improvements

      Equipment and leasehold improvements are stated at cost, while capital leased assets are stated at the lesser of the present value of future minimum lease payments or fair value. Depreciation/amortization is provided on a straight-line basis over the estimated useful lives of the assets, as follows:

Equipment	3 to 10 years
Leasehold improvements	1 to 7 years

      When assets are sold or otherwise retired, the related cost and accumulated depreciation/amortization are removed from the accounts and the resulting gain or loss is included in other expenses (income), net in the accompanying consolidated statements of income.

Goodwill

      Goodwill represents the excess of the purchase price over the estimated fair value of the tangible and intangible net assets acquired and liabilities assumed. Prior to the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets” effective January 1, 2002, goodwill was being amortized over 25 years. Beginning

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 1, 2002, goodwill is no longer amortized and is required to be tested for impairment on an annual basis or more frequently if an event occurs or circumstances change that would indicate that the carrying amount may be impaired (see Note 5 “Goodwill”).

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

Stock Option Plan

      The Company accounts for its stock options and restricted shares in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has not recorded any compensation expense related to the granting of stock options. The Company, however, has recorded compensation expense related to the granting of restricted shares in 2003 (see Note 10 “Common Stock and Stock Plans”). SFAS No. 123, “Accounting for Stock Based Compensation,” permits entities to recognize the fair value of all stock-based awards on the date of grant as an expense over the vesting period. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25; however, SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure”, requires pro forma net income disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and to provide the pro forma disclosure specified by SFAS No. 148.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Had the Company determined compensation cost based on the fair value at the grant date for its stock options (using the Black-Scholes method) and restricted shares under SFAS No. 123, the Company’s net income would have been adjusted to the pro forma amounts indicated below:

	Years Ended December 31,

	2001	2002	2003

Net income:
Net income, as reported	$5,849,000	$7,808,000	$7,221,000
Add: Employee compensation expense related to restricted shares, included in net income, net of taxes	—	—	23,000
Deduct: Stock-based employee compensation expense determined under the fair-value based method, net of taxes	(353,000)	(404,000)	(472,000)

Pro forma net income	$5,496,000	$7,404,000	$6,772,000

Basic earnings per share:
As reported	$0.89	$1.06	$0.95
Pro forma	$0.83	$1.01	$0.89
Diluted earnings per share:
As reported	$0.82	$0.99	$0.91
Pro forma	$0.77	$0.94	$0.85

      The following represents assumptions used to estimate the fair value of stock options granted as determined using the Black-Scholes option pricing model:

	Years Ended December 31,

	2001	2002	2003

Weighted average stock price per share of common stock at grant date	$7.69	$8.21	$8.76
Weighted average exercise price per stock option granted	$7.69	$8.21	$8.76
Expected volatility	76.2%	68.4%	61.8%
Risk-free interest rate	4.2%	2.7%	3.2%
Expected option term (years)	5	5	5
Stock dividend yield	0.0%	0.0%	0.0%

      The weighted average fair value of stock options granted during the years ended December 2001, 2002, and 2003 was $8.91, $7.76, and $5.61 per share, respectively.

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

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a reconciliation of the denominator for the basic EPS computation to the denominator of the diluted EPS computation.

	Years Ended December 31,

	2001	2002	2003

Weighted average shares used for the basic EPS computation	6,604,367	7,363,073	7,615,264
Incremental shares from the assumed exercise of dilutive stock options, restricted shares, stock warrants, and contingently issuable shares	488,138	505,804	342,080

Weighted average shares used for the diluted EPS computation	7,092,505	7,868,877	7,957,344

      In conjunction with certain acquisitions, the Company agreed to pay consideration consisting of shares of its common stock (see Note 6). As a result, the Company estimated and included 169,989, 260,917 and 75,454 weighted average contingently issuable shares in its weighted average shares used for the diluted EPS computation for the years ended December 31, 2001, 2002 and 2003, respectively.

      There were 84,959, 138,693 and 167,965 anti-dilutive weighted stock options excluded from the above calculation in 2001, 2002 and 2003, respectively.

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

Risks and Uncertainties

      As of December 31, 2003, approximately 10% of the Company’s work force is covered by collective bargaining agreements that expire during 2004 and 2005.

Reclassifications

      Certain 2001 and 2002 balances have been reclassified to conform to the presentation used in 2003.

(3)	Discontinued Operations

      During 2002, the Company closed three of its divisions. Two of these divisions relate to the Company’s acquisition of Hook & Associates Engineering, Inc. (“Hook”) and were located in Colorado and Wyoming. The third closure related to the Company’s internally developed Communication division, which was located in California. The closures were primarily due to lower than expected operating results and continuing difficult market conditions. In accordance with accounting principles generally accepted in the United State of America (“GAAP”), the balances and activities of these divisions have been segregated and reported as discontinued operations for the current year and all prior years effected.

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

      Effective January 1, 2002, the Company adopted SFAS No. 142. Under this standard, goodwill is no longer amortized. Therefore, no goodwill amortization expense was incurred during the years ended December 31, 2002 and 2003. Beginning January 1, 2002, goodwill is required to be tested for impairment on an annual basis, and is required to be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. The table below shows the as adjusted effect on net income, basic earnings per share and diluted earnings per share had SFAS No. 142, which eliminated goodwill amortization, been applied in 2001:

	Years Ended December 31,

	2001	2002	2003

Net income:
Reported net income	$5,849,000	$7,808,000	$7,221,000
Add back: Goodwill amortization (net of income taxes)	264,000	—	—

Adjusted net income	$6,113,000	$7,808,000	$7,221,000

Basic earnings per share:
Reported basic earnings per share	$0.89	$1.06	$0.95
Add back: Goodwill amortization (net of income taxes)	0.04	—	—

Adjusted basic earnings per share	$0.93	$1.06	$0.95

Diluted earnings per share:
Reported diluted earnings per share	$0.82	$0.99	$0.91
Add back: Goodwill amortization (net of income taxes)	0.04	—	—

Adjusted diluted earnings per share	$0.86	$0.99	$0.91

      For financial reporting purposes, the Company has grouped its operations into two primary reportable segments: Real Estate Development and Public Works/ Infrastructure (“REPWI”) and Energy/ Industrial (“EI”). The changes in the carrying amount of goodwill as reported by each reportable segment for the year ended December 31, 2003 is as follows:

	REPWI	EI	Total

Balance as of December 31, 2002	$18,191,000	$4,865,000	$23,056,000
Purchase price adjustments	(34,000)	37,000	3,000

Balance as of December 31, 2003	$18,157,000	$4,902,000	$23,059,000

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Consistent with the Company’s policy, the Company performed its 2002 and 2003 annual goodwill impairment test during the fourth quarter of those years, which resulted in no changes in the carrying value of goodwill at December 31, 2002 and 2003.

(6)	Acquisitions

ALNM Group, Inc.

      Effective March 1, 2002, the Company acquired all the outstanding shares of common stock of ALNM Group, Inc. (“ALNM”) for an adjusted purchase price of $10.1 million. The results of ALNM’s operations have been included in the consolidated financial statements since March 2002. ALNM, based in Michigan, specializes in government services, with expertise in environmental, civil, mechanical and electrical engineering as well as planning and surveying. The acquisition expanded TKCI’s geographic coverage and enhanced TKCI’s array of services it offers to clients in the public works and infrastructure industries. The adjusted purchase price consists of $7.7 million which was paid in cash and $2.4 million of the Company’s common stock, of which $1,569,000 was issued in 2002 and an estimated $792,000 in value of shares is to be issued in 2004.

      In accordance with SFAS No. 141, this acquisition was accounted for using the purchase method of accounting. Therefore, the Company recorded adjusted goodwill of $8,220,000, which represents the excess of the adjusted purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed.

Universal Energy, Inc.

      On November 30, 2001, the Company acquired all the outstanding shares of common stock of Universal Energy, Inc. (“UEI”) and its wholly owned subsidiary Amerex International, Inc. for an adjusted purchase price of $4.7 million. The results of UEI’s operations have been included in the consolidated financial statements since December 2001. UEI, which is based in Texas, provides start-up management, technical support, facility acquisition analysis, operations and maintenance, and manpower augmentation to the power industry. This acquisition has enhanced TKCI’s geographic coverage and has expanded TKCI’s package of services it can offer to clients in the power and energy industries. The adjusted purchase price consists of $4.0 million which was paid in cash and $714,000 paid in the Company’s common stock. In addition, the former shareholders may be eligible for additional consideration which may affect the purchase price as a result of an earn-out provision. Under the earn-out provision, the former shareholders may be eligible to receive future cash and stock payments based on certain profitability targets during 2004.

      In accordance with SFAS No. 141, this acquisition was accounted for using the purchase method of accounting. Therefore, the Company recorded adjusted goodwill of $3,313,000, which represents the excess of the adjusted purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed.

Pacific Engineering Corporation

      On September 28, 2001, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Pacific Engineering Corporation (“PEC”) for an adjusted purchase price of $2,212,000, paid in cash. The results of PEC’s operations have been included in the consolidated financial statements since October 2001. PEC is an Oregon based engineering and design services firm specializing in the fields of power transmission and distribution, hydroelectric energy facilities, and other utility infrastructure services. The acquisition has diversified TKCI geographically, as well as increased TKCI’s service offerings through a new expertise in power transmission and hydroelectric power.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In accordance with SFAS No. 141, this acquisition was accounted for using the purchase method of accounting. Therefore, the Company recorded adjusted goodwill of $1,589,000, which represents the excess of the adjusted purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed.

Hook & Associates Engineering, Inc.

      On January 31, 2001, the Company acquired substantially all of the assets and assumed substantially all of the liabilities of Hook & Associates Engineering, Inc. (“Hook”) for an adjusted purchase price of $3,510,000. The adjusted purchase price reflects the reduction of consideration resulting from a modification agreement in July 2002, which resulted in the Company reducing goodwill, certain operating assets, and interest expense by $282,000, $178,000, and $130,000 respectively, and increasing other income by $379,000. The results of Hook’s operations have been included in the consolidated financial statements since February 2001. This acquisition was accounted for using the purchase method of accounting. Accordingly, the Company recorded adjusted goodwill of $2,440,000, which represents the excess of the adjusted purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed. Such amount was amortized over a period of 25 years through December 31, 2001.

(7)	Equipment and Leasehold Improvements

      Equipment and leasehold improvements at December 31, 2002 and 2003 consist of the following:

	2002	2003

Equipment	$12,815,000	$14,075,000
Leasehold improvements	613,000	544,000
Accumulated depreciation and amortization	(8,597,000)	(10,552,000)

Equipment and leasehold improvements, net	$4,831,000	$4,067,000

(8)	Indebtedness

Line of Credit, Long-Term Debt and Capital Lease Obligations

	December 31,

	2002	2003

Capital lease obligations and other	70,000	—
Less current portion	(52,000)	—

	$18,000	$—

      The Company has available a $10.0 million unsecured line of credit consisting of four components: (i) an acquisition component, (ii) an equipment and vehicle financing component, (iii) a standby letter of credit component, and (iv) a working capital component. The line provides up to a maximum of $5.0 million to finance acquisitions, up to a maximum of $3.0 million to finance equipment and vehicle purchases, up to a maximum of $1.0 million for standby letters of credit, and up to a maximum of $10.0 million less the aggregate outstanding principal balance of the acquisition, equipment and vehicle, and standby letter of credit components for working capital. The line bears interest at either a range of 0.25% below prime to prime, or a range of 1.25% to 1.75% over LIBOR depending on the Company’s ability to meet certain financial covenants. All components of the line of credit mature in June 2005. This line of credit agreement restricts the payment of dividends without the bank’s consent. As of December 31, 2003, the Company had utilized the letter of credit component of this line of credit to issue a $229,000 stand-by letter of credit. The Company did not have any outstanding balances under this line of credit agreement as of December 31, 2002.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Leases

      The Company has several noncancelable operating leases, primarily for office facilities, that expire through 2009. These facility leases generally contain renewal options for periods ranging from one to five years and require the Company to pay costs, including common area maintenance and insurance charges. Rental expense for operating leases during 2001, 2002 and 2003 totaled $3,109,000, $4,147,000 and $4,148,000, respectively.

      Certain facilities have been subleased and also provide for reimbursement of various common area maintenance charges. Rental expense has been reduced for sublease income of $9,000, $233,000 and $335,000 for the years ended December 31, 2001, 2002 and 2003, respectively. Future minimum lease payments as of December 31, 2003 are as follows:

Operating
Leases

Years ending December 31:
2004	$3,808,000
2005	3,519,000
2006	2,553,000
2007	1,512,000
2008	1,354,000
Thereafter	978,000

Total future minimum lease payments	$13,724,000

(10)	Common Stock and Stock Plans

Stock Option Plan

      In 1994, TKCI adopted a stock option plan (the Plan) under which common stock of TKCI was available for grant. The number of authorized shares to be granted under the Plan is 1,600,000. Under this plan, restricted shares may also be granted. Stock options have been granted with an exercise price equal to or greater than the stock’s estimated fair market value at the date of grant. All stock options granted in connection with the Plan have a ten year term, vest and become exercisable ratably each year for a period of up to five years from the grant date. Stock option activity under the Plan during the periods indicated is as follows:

	Number of	Weighted-Average
	Stock Options	Exercise Price

Balance at December 31, 2000	872,459	$5.51
Granted	181,650	14.03
Exercised	(189,959)	3.13
Forfeited	(66,338)	9.42

Balance at December 31, 2001	797,812	$7.69
Granted	115,500	13.27
Exercised	(29,673)	5.37
Forfeited	(44,161)	13.89

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Number of	Weighted-Average
	Stock Options	Exercise Price

Balance at December 31, 2002	839,478	$8.21
Granted	154,500	10.03
Exercised	(68,888)	4.47
Forfeited	(54,886)	9.35

Balance at December 31, 2003	870,204	$8.76

      The weighted average remaining contractual life and weighted average exercise price of stock options outstanding and exercisable as of December 31, 2003, were as follows:

	Outstanding			Exercisable

		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
Range of	Stock Options	Contractual Life	Exercise	Stock Options	Exercise
Exercise Prices	Outstanding	(Years)	Price	Exercisable	Price

$2.70 to $5.12	244,383	4.61	$3.64	195,283	$3.36
$5.31 to $9.90	305,421	5.83	8.74	232,705	8.68
$10.01 to $22.00	320,400	8.60	12.68	52,860	15.11

	870,204	6.51	$8.76	480,848	$7.23

      At December 31, 2001, 2002 and 2003, the number of shares of common stock subject to exercisable stock options were 296,328, 412,972 and 480,848, respectively, and the weighted-average exercise prices of those stock options were $5.54, $6.22 and $7.23, respectively.

      In 2003, 20,000 restricted shares were granted to certain employees which vest over a 3 year period. The fair value of the restricted shares at the date of grant was $205,000. The deferred compensation of $205,000 is being expensed ratably over the vesting period to compensation expense and resulted in $23,000 of compensation expense, net of taxes, during 2003.

      At December 31, 2003 there were 380,658 stock options and restricted shares available for grant under the Plan.

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

      The Company has a defined contribution 401(k) plan covering a majority of its employees. This plan is designed to be tax deferred in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Employees may contribute from 1% to 50%, subject to limitations, of compensation on a tax-deferred basis through a salary reduction arrangement. The Company’s employer contribution is 100% of the first 3%, plus 50% of the next 2% of employee contributions, vesting immediately. During 2001, 2002 and 2003, the Company incurred $1,020,000, $1,444,000 and $1,423,000, respectively, related to its 401(k) plans, which represented the Company’s entire obligations under the employer matching contribution program for the years ended December 31, 2001, 2002 and 2003.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)	Income Taxes

      The provision for income taxes consists of the following:

	Years Ended December 31,

	2001	2002	2003

Current:
Federal	$2,701,000	$3,738,000	$4,347,000
State	700,000	899,000	929,000
Foreign	—	—	77,000

Subtotal	3,401,000	4,637,000	5,353,000

Deferred:
Federal	267,000	276,000	(608,000)
State	39,000	79,000	(128,000)

Subtotal	306,000	355,000	(736,000)

Total	$3,707,000	$4,992,000	$4,617,000

Provision for income taxes from continuing operations	$3,916,000	$5,397,000	$4,617,000
Provision (benefit) from discontinued operations	(209,000)	(405,000)	—

Total provision for income taxes	$3,707,000	$4,992,000	$4,617,000

      A reconciliation of income tax expense at the federal statutory rate of 34% to the Company’s provision for income taxes is as follows:

	Years Ended December 31,

	2001	2002	2003

Computed “expected” federal income tax expense	$3,432,000	$4,704,000	$4,025,000
State income tax expense, net of federal income tax benefit	513,000	699,000	533,000
Other	(29,000)	(6,000)	59,000

	$3,916,000	$5,397,000	$4,617,000

      Current income tax expense does not reflect a $879,000, $89,000 and $69,000 tax benefit related to the exercise of employee stock options during 2001, 2002 and 2003, respectively. The tax benefit related to the exercise of employee stock options was recorded to additional paid-in capital in the accompanying consolidated statements of shareholders’ equity.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	December 31,

	2002	2003

Deferred tax assets:
Accrued liabilities and employee compensation	$401,000	$578,000
Billings in excess of costs and estimated earnings	497,000	613,000
Allowance for doubtful accounts	529,000	470,000
State tax	220,000	301,000
Other	267,000	190,000

Total deferred tax assets	1,914,000	2,152,000

Deferred tax liabilities:
Equipment and improvements, net	363,000	270,000
Section 481, change from cash to accrual	1,175,000	692,000
Costs and estimated earnings in excess of billings	4,056,000	3,902,000
Goodwill amortization	584,000	833,000
Prepaid expenses	236,000	248,000
Other	240,000	211,000

Total deferred tax liabilities	6,654,000	6,156,000

Net deferred tax liabilities	$4,740,000	$4,004,000

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

      As of December 31, 2003, the Company had no federal or state net operating loss carryforwards available to offset future taxable income.

(13)	Segment and Related Information

      The Company evaluates performance and makes resource allocation decisions based on the overall type of services provided to customers. For financial reporting purposes, the Company has grouped its operations into two reportable segments: Real Estate Development and Public Works/ Infrastructure (“REPWI”) and Energy/ Industrial (“EI”). The REPWI segment primarily provides engineering and consulting services for the development of both private projects (such as residential communities, commercial and industrial properties and recreational projects), and public works/ infrastructure projects (such as transportation and water/ sewage facilities). The EI segment provides the technical expertise and management required to design and test manufacturing facilities and processes and to facilitate the construction, through design, testing, and startup support of primary and alternate electrical power systems for power generators and large scale power consumers.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The acquisition of Hook in January 2001 and ALNM in March 2002 are reported as part of the Company’s REPWI reporting segment, while the acquisition of PEC in September 2001 and UEI in November 2001 are reported as part of the Company’s EI reporting segment.

      The following tables set forth information regarding the Company’s operating segments as of and for the years ended December 31, 2001, 2002 and 2003:

	Year Ended December 31, 2001

			Corporate
	REPWI	EI	Costs	Consolidated

Net revenue	$60,069,000	$6,775,000	$—	$66,844,000
Income from operations	$15,016,000	$1,271,000	$(6,428,000)	$9,859,000
Loss from discontinued operations	$(538,000)	$—	$—	$(538,000)
Identifiable assets	$58,994,000	$12,498,000	$—	$71,492,000

	Year Ended December 31, 2002

			Corporate
	REPWI	EI	Costs	Consolidated

Net revenue	$71,208,000	$20,390,000	$—	$91,598,000
Income from operations	$16,560,000	$3,961,000	$(7,744,000)	$12,777,000
Loss from discontinued operations	$(1,033,000)	$—	$—	$(1,033,000)
Identifiable assets	$71,850,000	$10,376,000	$—	$82,226,000

	Year Ended December 31, 2003

			Corporate
	REPWI	EI	Costs	Consolidated

Net revenue	$78,430,000	$12,314,000	$—	$90,744,000
Income from operations	$19,070,000	$827,000	$(8,582,000)	$11,315,000
Loss from discontinued operations	$—	$—	$—	$—
Identifiable assets	$78,342,000	$9,194,000	$—	$87,536,000

Business Concentrations

      In 2001, 2002 and 2003, the Company had no customers which represented greater than 10% of consolidated net revenue. No customers represented greater than 10% of net contract and trade receivables at December 31, 2002 and 2003.

(14)	Fair Value of Financial Instruments

      The carrying amounts of the Company’s financial instruments reported in the accompanying consolidated balance sheets for cash and cash equivalents, securities held-to-maturity, contracts and trade receivables, costs and estimated earnings in excess of billings, trade accounts payable, accrued employee compensation, other accrued liabilities, and billings in excess of costs and estimated earnings approximate their fair values due to the short-term nature of these instruments.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(15)	Supplemental Cash Flow Information

	Years Ended December 31,

	2001	2002	2003

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$275,000	$34,000	$16,000

Cash paid during the year for income taxes	$1,661,000	$3,808,000	$6,152,000

Noncash financing and investing activities:
Purchase price adjustment to issuable common stock	$—	$715,000	$708,000

Cancellation of note payable	$—	$1,300,000	$—

Purchase price adjustment to other accrued liabilities	$—	$890,000	$—

Cancellation of issuable common stock	$—	$1,490,000	$—

Issuable common stock issued	$688,000	$1,822,000	$714,000

      The initial purchase price allocation related to the acquisitions of Hook, PEC and UEI in 2001 and ALNM in 2002 resulted in the following increases:

	2001	2002

Contracts and trade receivables	$(7,187,000)	$(3,208,000)
Costs and estimated earnings in excess of billings	(129,000)	(843,000)
Prepaid expenses and other current assets	(34,000)	(124,000)
Goodwill	(6,479,000)	(8,421,000)
Equipment and leasehold improvements	(745,000)	(492,000)
Other assets	(116,000)	(87,000)
Line of credit	269,000	—
Billings in excess of costs and estimated earnings	1,723,000	—
Long-term debt, including current portion	1,720,000	—
Accounts payable, accrued expenses and other liabilities	3,210,000	1,046,000
Deferred tax liabilities	734,000	1,532,000
Issuable common stock	1,200,000	3,300,000

Net initial cash expended for acquisitions	$(5,834,000)	$(7,297,000)
Additional cash expended during the year for previous acquisitions	—	(751,000)

Cash expended for acquisitions	$(5,834,000)	$(8,048,000)

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16)	Valuation and Qualifying Accounts

      For the years ending December 31, 2001, 2002 and 2003, the following is supplementary information regarding valuation and qualifying accounts:

	Balance at	Provision for
	Beginning of	Doubtful		Balance at End
	Period	Accounts	Deductions	of Period

Allowance for doubtful accounts:
2001	$1,166,000	$(112,000)	$(103,000)	$951,000
2002	$951,000	$467,000	$(295,000)	$1,123,000
2003	$1,123,000	$483,000	$(278,000)	$1,328,000

(17)	Commitments and Contingencies

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

(19)	Supplementary Financial Information (Unaudited)

      The following is unaudited supplementary financial information for 2002 and 2003:

	For the Quarters Ended 2002

	March 31,	June 30,	September 30,	December 31,

Net revenue	$20,803,000	$23,651,000	$24,810,000	$22,334,000
Gross profit	7,111,000	8,015,000	9,019,000	7,737,000
Income from continuing operations	1,544,000	2,071,000	3,024,000	1,797,000
Loss from discontinued operations	105,000	193,000	233,000	97,000
Net income	1,439,000	1,878,000	2,791,000	1,700,000
Basic earning per share from continuing operations	$0.21	$0.28	$0.41	$0.24

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Quarters Ended 2003

	March 31,	June 30,	September 30,	December 31,

Net revenue	$22,346,000	$22,777,000	$22,854,000	$22,767,000
Gross profit	7,404,000	7,788,000	8,485,000	8,230,000
Income from continuing operations	1,398,000	1,729,000	2,203,000	1,891,000
Net income	1,398,000	1,729,000	2,203,000	1,891,000
Basic earnings per share from continuing operations	$0.18	$0.23	$0.29	$0.25

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      We have had no disagreements on accounting or financial disclosure matters with our independent auditors.

Item 9A.	Controls and Procedures

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.

      In accordance with SEC requirements, our chief executive officer and chief financial officer note that, since the date of the most recent evaluation of our disclosure controls and procedures to the date of our Annual Report on Form 10-K, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Our management, including the chief executive officer and our chief financial officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgements in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

      The information required by Items 10 through 14 of this report is set forth in the sections entitled “Directors and Executive Officers,” “Executive Compensation,” “Security Ownership of Certain Beneficial Owners and Management,” “Certain Relationships and Related Transactions,” and “Principal Accountant Fees and Services” in our Proxy Statement for our 2004 Annual Meeting of Shareholders. That information is incorporated in this Report and made a part hereof by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

(1) Consolidated Financial Statements.

The following Consolidated Financial Statements and the Independent Auditors’ Report are on pages 34 through 54 hereof:

Independent Auditors’ Reports.

Consolidated Balance Sheets as of December 31, 2002 and 2003

Consolidated Statements of Income for the years ended December 31, 2001, 2002 and 2003

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2001, 2002 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2002 and 2003

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules.

All Financial Statement Schedules have been omitted because they are not applicable or because the applicable disclosures have been included in the Consolidated Financial Statements or in the Notes thereto.

(3) Exhibits.

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation of the registrant (incorporated herein by this reference to Exhibit 3.1 to the registrant’s registration statement of Form S-1, registration number 333-77273).
3.2	Amended and Restated Bylaws of the registrant (incorporated herein by this reference to Exhibit 3.1 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2001).
4.1	Amended and Restated 1994 Stock Incentive Plan (incorporated herein by this reference to Exhibit 4.1 to the registrant’s registration statement on Form S-8, registration Number 333-61312).
10.14	Severance Agreement between the registrant and Aram H. Keith (incorporated herein by this reference to Exhibit 10.14 to the registrant’s annual report on Form 10-K for the period ended December 31, 2001).
10.15	Severance Agreement between the registrant and Eric C. Nielsen (incorporated herein by this reference to Exhibit 10.15 to the registrant’s annual report on Form 10-K for the period ended December 31, 2001).
10.16	Severance Agreement between the registrant and Gary C. Campanaro (incorporated herein by this reference to Exhibit 10.16 to the registrant’s annual report on Form 10-K for the period ended December 31, 2001).
10.17	Fourth Amendment to Credit Agreement dated January 31, 2001 by and between the Registrant, HEA Acquisition, Inc. and Wells Fargo Bank, National Association (incorporated herein by this reference to Exhibit 10.17 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2001).
10.18	Fifth Amendment to Credit Agreement dated April 27, 2001 by and between the Registrant, HEA Acquisition, Inc. and Wells Fargo Bank, National Association (incorporated herein by this reference to Exhibit 10.18 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2001).

Exhibit
Number	Description

10.19	Credit Agreement dated September 4, 2001 by and between the Registrant and Wells Fargo Bank, National Association (incorporated herein by this reference to Exhibit 10.19 to the registrant’s quarterly report on Form 10-Q for the period ended September 30, 2001).
10.20	Line of Credit Note dated September 4, 2001 by and between the Registrant and Wells Fargo Bank, National Association (incorporated herein by this reference to Exhibit 10.20 to the registrant’s quarterly report on Form 10-Q for the period ended September 30, 2001).
10.21	Third Amendment to Credit Agreement Dated September 4, 2001 by and between the Registrant and Wells Fargo Bank, National Association
21.0	List of Subsidiaries*
23.1	Consent of Independent Auditors*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Dated March 8, 2004
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Dated March 8, 2004
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Dated March 8, 2004
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Dated March 8, 2004

*	Filed herewith.

      (b) Reports on Form 8-K.

      On November 6, 2003 we filed a Current Report on Form 8-K, Items 5 and 12, relating to a press release announcing 2003 Third Quarter Results and Earnings Guidance.

      On February 12, 2004, we filed a Current Report on Form 8-K, Items 5 and 12, relating to a press release announcing 2003 Year End Results and Earnings Guidance.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Keith Companies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE KEITH COMPANIES, INC.

By:	/s/ ARAM H. KEITH

Aram H. Keith
Chief Executive Officer

March 8, 2004

      KNOWN BY ALL MEN THESE PRESENTS, that each person whose signature appears below constitutes and appoints Aram H. Keith and Gary C. Campanaro, or any one of them, his attorney-in-fact and agents with full power of substitution and re-substitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments to this Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following on behalf of The Keith Companies, Inc. and in the capacities and on the date indicated.

Signature	Title	Date

/s/ ARAM H. KEITH Aram H. Keith	Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	March 8, 2004

/s/ GARY C. CAMPANARO Gary C. Campanaro	Chief Financial Officer, Secretary and Director (Principal Financial and Accounting Officer)	March 8, 2004

/s/ GEORGE DEUKMEJIAN George Deukmejian	Director	March 8, 2004

/s/ CHRISTINE D. IGER Christine D. Iger	Director	March 8, 2004

/s/ EDWARD R. MULLER Edward R. Muller	Director	March 8, 2004

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation of the registrant (incorporated herein by this reference to Exhibit 3.1 to the registrant’s registration statement of Form S-1, registration number 333-77273).
3.2	Amended and Restated Bylaws of the registrant (incorporated herein by this reference to Exhibit 3.1 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2001).
4.1	Amended and Restated 1994 Stock Incentive Plan (incorporated herein by this reference to Exhibit 4.1 to the registrant’s registration statement on Form S-8, registration Number 333-61312).
10.14	Severance Agreement between the registrant and Aram H. Keith (incorporated herein by this reference to Exhibit 10.14 to the registrant’s annual report on Form 10-K for the period ended December 31, 2001).
10.15	Severance Agreement between the registrant and Eric C. Nielsen (incorporated herein by this reference to Exhibit 10.15 to the registrant’s annual report on Form 10-K for the period ended December 31, 2001).
10.16	Severance Agreement between the registrant and Gary C. Campanaro (incorporated herein by this reference to Exhibit 10.16 to the registrant’s annual report on Form 10-K for the period ended December 31, 2001).
10.17	Fourth Amendment to Credit Agreement dated January 31, 2001 by and between the Registrant, HEA Acquisition, Inc. and Wells Fargo Bank, National Association (incorporated herein by this reference to Exhibit 10.17 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2001).
10.18	Fifth Amendment to Credit Agreement dated April 27, 2001 by and between the Registrant, HEA Acquisition, Inc. and Wells Fargo Bank, National Association (incorporated herein by this reference to Exhibit 10.18 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2001).
10.19	Credit Agreement dated September 4, 2001 by and between the Registrant and Wells Fargo Bank, National Association (incorporated herein by this reference to Exhibit 10.19 to the registrant’s quarterly report on Form 10-Q for the period ended September 30, 2001).
10.20	Line of Credit Note dated September 4, 2001 by and between the Registrant and Wells Fargo Bank, National Association (incorporated herein by this reference to Exhibit 10.20 to the registrant’s quarterly report on Form 10-Q for the period ended September 30, 2001).
10.21	Third Amendment to Credit Agreement Dated September 4, 2001 by and between the Registrant and Wells Fargo Bank, National Association
21.0	List of Subsidiaries*
23.1	Consent of Independent Auditors*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Dated March 8, 2004
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Dated March 8, 2004
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Dated March 8, 2004
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Dated March 8, 2004

*	Filed herewith.