Form 10-Q
period 2004-03-31
KEITH COMPANIES INC
filed 2004-05-10
CIK 1080922

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004
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
Yes ☒ No ☐

The number of outstanding shares of the registrant’s common stock as of April 23, 2004 was 7,768,330.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31,	December 31,
	2004	2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,910,000	$24,277,000
Securities held-to-maturity	3,500,000	4,600,000
Contracts and trade receivables, net of allowance for doubtful accounts of $1,326,000 and $1,328,000 at March 31, 2004 and December 31, 2003, respectively	15,817,000	19,844,000
Costs and estimated earnings in excess of billings.	10,900,000	9,997,000
Prepaid expenses and other current assets	2,212,000	1,468,000

Total current assets	61,339,000	60,186,000
Equipment and leasehold improvements, net	4,001,000	4,067,000
Goodwill, net of accumulated amortization of $761,000 at March 31, 2004 and December 31, 2003	23,059,000	23,059,000
Other assets	238,000	224,000

Total assets	$88,637,000	$87,536,000

Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	$1,903,000	$1,640,000
Accrued employee compensation	3,923,000	4,037,000
Current portion of deferred tax liabilities	2,444,000	2,444,000
Other accrued liabilities	2,294,000	3,078,000
Billings in excess of costs and estimated earnings.	1,354,000	1,571,000

Total current liabilities	11,918,000	12,770,000
Issuable common stock	162,000	792,000
Deferred tax liabilities	1,560,000	1,560,000
Accrued rent	454,000	452,000

Total liabilities	14,094,000	15,574,000

Shareholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value. Authorized 100,000,000 shares; issued and outstanding 7,760,114 and 7,653,935 shares at March 31, 2004 and December 31, 2003, respectively	8,000	8,000
Additional paid-in capital	46,792,000	45,464,000
Deferred stock compensation	(415,000)	(169,000)
Retained earnings	28,158,000	26,659,000

Total shareholders’ equity	74,543,000	71,962,000

Total liabilities and shareholders’ equity	$88,637,000	$87,536,000

See accompanying notes to the consolidated financial statements.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended
	March 31,
	2004	2003
Gross revenue	$24,496,000	$24,651,000
Subcontractor costs	2,033,000	2,305,000

Net revenue	22,463,000	22,346,000
Costs of revenue	14,482,000	14,832,000

Gross profit	7,981,000	7,514,000
Selling, general and administrative expenses	5,591,000	5,497,000

Income from operations	2,390,000	2,017,000
Interest income, net	69,000	63,000
Other expenses (income), net	1,000	(212,000)

Income before provision for income taxes	2,458,000	2,292,000
Provision for income taxes	959,000	894,000

Net income	$1,499,000	$1,398,000

Earnings per share:
Basic	$0.19	$0.18

Diluted	$0.19	$0.18

Weighted average number of shares outstanding:
Basic	7,703,566	7,588,601

Diluted	8,004,901	7,948,933

See accompanying notes to the consolidated financial statements.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net income	$1,499,000	$1,398,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	502,000	593,000
Loss on sale of equipment	—	16,000
Tax benefit from exercise of stock options	118,000	—
Stock compensation expense	33,000	—
Changes in operating assets and liabilities:
Contracts and trade receivables, net	4,006,000	2,476,000
Costs and estimated earnings in excess of billings	(903,000)	(1,060,000)
Prepaid expenses and other assets	(753,000)	(926,000)
Trade accounts payable and accrued liabilities	(610,000)	(1,166,000)
Billings in excess of costs and estimated earnings	(217,000)	(116,000)

Net cash provided by operating activities	3,675,000	1,215,000

Cash flows from investing activities:
Additions to equipment and leasehold improvements	(438,000)	(498,000)
Proceeds from (purchases of) securities held-to-maturity.	1,100,000	(3,292,000)
Proceeds from sales of equipment	2,000	31,000

Net cash provided by (used in) investing activities.	664,000	(3,759,000)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations, including current portion	—	(53,000)
Proceeds from exercise of stock options	294,000	27,000

Net cash provided by (used in) financing activities.	294,000	(26,000)

Net increase (decrease) in cash and cash equivalents	4,633,000	(2,570,000)
Cash and cash equivalents, beginning of period	24,277,000	20,333,000

Cash and cash equivalents, end of period	$28,910,000	$17,763,000

See supplemental cash flow information at Note 7.

See accompanying notes to the consolidated financial statements.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The accompanying consolidated balance sheet as of March 31, 2004, and the consolidated statements of income and cash flows for the three months ended March 31, 2004 and 2003, are unaudited and in the opinion of management include all adjustments necessary to present fairly the information set forth therein, which consist solely of normal recurring adjustments. All significant intercompany transactions have been eliminated and certain reclassifications have been made to prior periods’ consolidated financial statements to conform to the current period presentation. The results of operations for these interim periods are not necessarily indicative of results for the full year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of The Keith Companies, Inc. (together with its subsidiaries, the “Company” or “TKCI”) for the year ended December 31, 2003 as certain disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

2.	Accounting for Stock Options

The Company accounts for its stock options and restricted shares in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has not recorded any compensation expense related to the granting of options. The Company, however, has recorded approximately $20,000, net of taxes, of compensation expense in the first quarter of 2004 related to restricted shares. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” permits entities to recognize the fair value of all stock-based awards on the date of grant as an expense over the vesting period. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25; however, SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure,” requires pro forma net income disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and to provide the pro forma disclosure specified by SFAS No. 148.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options (using the Black-Scholes method) and restricted shares under SFAS No. 123, the Company’s net income would have been adjusted to the pro forma amounts indicated below:

	For the Three Months
	Ended March 31,
	2004	2003
Net income:
Net income, as reported	$1,499,000	$1,398,000
Add: Employee compensation expense related to restricted shares, included in net income, net of taxes	20,000	—
Deduct: Stock-based employee compensation expense determined under the fair-value based method, net Of taxes	(132,000)	(108,000)

Pro forma net income	$1,387,000	$1,290,000

Basic earnings per share:
As reported	$0.19	$0.18
Pro forma	$0.18	$0.17
Diluted earnings per share:
As reported	$0.19	$0.18
Pro forma	$0.17	$0.16

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

3.	Earnings Per Share

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

The following is a reconciliation of the denominator for the basic EPS computation to the denominator of the diluted EPS computation:

	For the Three Months
	Ended March 31,
	2004	2003
Weighted average shares used for the basic EPS computation	7,703,566	7,588,601
Incremental shares from the assumed exercise of dilutive stock options, restricted shares and contingently issuable shares	301,335	360,332

Weighted average shares used for the diluted EPS computation	8,004,901	7,948,933

In conjunction with certain acquisitions, the Company agreed to pay consideration consisting of shares of its common stock. As a result, the Company estimated and included 51,724 and 142,816 weighted average contingently issuable shares in its weighted average shares used for the diluted EPS computation for the three months ended March 31, 2004 and 2003, respectively.

There were 146,724 and 170,184 anti-dilutive weighted stock options excluded from the above calculations for the three months ended March 31, 2004 and 2003, respectively.

4.	Segment and Related Information

The Company evaluates performance and makes resource allocation decisions based on the overall type of services provided to customers. Prior to January 1, 2004, the Company had grouped its operations, for financial reporting purposes, into two primary segments: Real Estate Development and Public Works/Infrastructure (“REPWI”) and Energy/Industrial (“EI”). Effective January 1, 2004, the Company groups its operations into three primary reportable segments: Real Estate Development (“RE”), Public Works/Infrastructure (“PWI”) and Energy/Industrial (“EI”). All prior period segment information has been properly adjusted to conform to the current period presentation. The RE segment primarily provides engineering and consulting services for the development of private projects, such as residential communities, commercial and industrial properties, and recreational facilities. The PWI segment primarily provides services for the development of public works/infrastructure projects, such as water/sewage facilities and transportation systems, and institutional projects, such as schools, hospitals and other public facilities. The EI segment primarily provides the technical expertise and management to design and test manufacturing facilities and processes, design mechanical and electrical systems solutions, and design, test and start-up primary and alternate electrical power systems for power generators and large scale power consumers.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

The following tables set forth certain information regarding the Company’s reportable segments as of and for the three months ended March 31, 2004 and 2003:

	As of and for the Three Months Ended March 31, 2004
	RE	PWI	EI	Corporate	Consolidated
Net revenue	$16,937,000	$3,266,000	$2,260,000	$—	$22,463,000
Income (loss) from operations	$4,709,000	$163,000	$(107,000)	$(2,375,000)	$2,390,000
Identifiable assets	$35,372,000	$12,845,000	$8,255,000	$32,165,000	$88,637,000

	As of and for the Three Months Ended March 31, 2003
	RE	PWI	EI	Corporate	Consolidated
Net revenue	$15,074,000	$3,507,000	$3,765,000	$—	$22,346,000
Income (loss) from operations	$3,595,000	$291,000	$269,000	$(2,138,000)	$2,017,000
Identifiable assets	$34,063,000	$15,453,000	$9,911,000	$22,886,000	$82,313,000

5.	Goodwill

The changes in the carrying amount of goodwill as reported by each reportable segment as of and for the three months ended March 31, 2004 are as follows:

	As of and for the Three Months Ended March 31, 2004
	RE	PWI	EI	Total
Balance as of January 1, 2004	$8,828,000	$9,329,000	$4,902,000	$23,059,000
Purchase price adjustments	—	—	—	—

Balance as of March 31, 2004	$8,828,000	$9,329,000	$4,902,000	$23,059,000

6.	Indebtedness

The Company has available a $10.0 million unsecured line of credit consisting of four components: (i) an acquisition component, (ii) an equipment and vehicle financing component, (iii) a standby letter of credit component, and (iv) a working capital component. The line provides up to a maximum of $5.0 million to finance acquisitions, up to a maximum of $3.0 million to finance equipment and vehicle purchases, up to a maximum of $1.0 million for standby letters of credit, and up to a maximum of $10.0 million less the aggregate outstanding principal balance of the acquisition, equipment and vehicle, and standby letter of credit components for working capital. The line bears interest at either a range of 0.25% below prime to prime, or a range of 1.25% to 1.75% over LIBOR depending on the Company’s ability to meet certain financial covenants. As of March 31, 2004, the Company was in compliance with the financial covenants under this line of credit agreement. All components of the line of credit mature in June 2005. This line of credit agreement restricts the payment of dividends without the bank’s consent. There were no amounts outstanding under this line of credit agreement as of March 31, 2004. As of December 31, 2003, the Company had utilized the letter of credit component to issue a $229,000 stand-by letter of credit, which expired in February 2004.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

7.	Supplemental Cash Flow Information

	For the Three Months
	Ended March 31,
	2004	2003
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,000	$6,000
Cash paid for income taxes	$1,319,000	$2,169,000

Non-cash financing and investing activities:
Issuable common stock issued	$630,000	$—

Restricted shares granted	$279,000	$—

Purchase price adjustment to goodwill	$—	$85,000

8.	Related Party

In March 2001, the Company entered into change in control agreements with Aram H. Keith, our chief executive officer and chairman of the board, Eric C. Nielsen, our president and chief operating officer, and Gary C. Campanaro, our chief financial officer and secretary, and a director of our company. These agreements provide that if the executive officer’s employment with us terminates as a result of an involuntary or constructive termination (as these terms are defined in the agreements) at any time within two years following a change in control, then, in addition to other benefits, the executive officer will receive a one-time payment, equal to two times the executive officer’s highest annual level of total cash compensation (including any and all bonus amounts) paid by us to that executive officer during any one of the three consecutive calendar years (inclusive of the year of termination) immediately prior to termination. The executive officer is also entitled to receive a payment by us to offset any excise tax under the Internal Revenue Code of 1986, as amended, that has been levied against the executive officer for payments that we have made to him. In addition, any grants of stock options or restricted shares made to the executive officer will immediately vest, and in the case of stock options will become exercisable as of the date of termination and remain exercisable until their respective expiration dates.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes included elsewhere in this Form 10-Q and the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed by the Company. This Quarterly Report on Form 10-Q contains certain forward-looking statements, including among others:

•	forecasts of earnings, revenue or other financial items;

•	anticipated activity in the real estate development, public works/infrastructure and the energy/industrial industries;

•	our business strategy for expanding our presence in these industries;

•	anticipated growth and economic expansion in the Western and Midwestern United States;

•	anticipated trends in our financial condition and results of operations;

•	anticipated growth in the pace and size of our acquisitions;

•	anticipated impact of future acquisitions on the condition of our business by industry and geographic location;

•	the long-term nature of some of our projects;

•	our ability to attract and retain employees;

•	our business strategy for integrating businesses that we acquire;

•	our ability to sustain our growth and profitability; and

•	our ability to distinguish ourselves from our current and future competitors.

We generally identify forward-looking statements in this Report using words like “believe,” “expect,” “estimate,” “may,” “plan,” “should plan,” “project,” “contemplate,” “anticipate,” “predict” or similar expressions. You may find some of these statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere is this Report. These statements involve known and unknown risks, uncertainties and other factors, including those described in the “Risk Factors” section, that may cause our or our industry’s actual results, levels of activity, performance or achievements to differ from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Except as required by applicable laws, rules or regulations, including the securities laws of the United States, and the rules and regulations of the Securities and Exchange Commission, we do not plan to publicly update or revise any forward-looking statements after we file this Report, whether as a result of any new information, future events or otherwise.

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

Overview

General

We are a full service engineering and consulting services firm providing professional services on a wide range of projects to the real estate development (“RE”), public works/infrastructure (“PWI”), and energy/industrial (“EI”) industries. Our RE group primarily provides engineering and consulting services for the development of private projects, such as residential communities, commercial and industrial properties, and recreational facilities. Our PWI group primarily provides services for the development of public works/infrastructure projects, such as water/sewage facilities and transportation systems, and institutional projects, such as schools, hospitals and other public facilities. Our EI group primarily provides the technical expertise and management to design and test manufacturing facilities and processes, design mechanical and electrical systems solutions, and design, test and start-up primary and alternate electrical power systems for power generators and large scale power consumers. For the quarter ended March 31, 2004, the majority of our net revenue was generated from services related to our RE group.

We currently have approximately 770 employees/project workers and provide our engineering and consulting services from 15 primary divisions located in 7 states: Arizona, California, Michigan, Nevada, Oregon, Texas and Utah. In addition, we also have small operating activities in Brazil. For the quarter ended March 31, 2004, the majority of our net revenue was generated from services rendered in California.

On a macroeconomic basis, the economic and industry-wide factors that most significantly affect our business include: changes in the economic growth in the United States (especially in California), changes in interest rates, the demand for real estate, the availability of qualified professionals, the ongoing financing of public works and infrastructure enhancements and refurbishments, the demand for power generation, capital spending in the energy/industrial industry, and increasing competition by foreign and domestic companies. We continue to see a high level of demand for our services in the residential real estate industry, which is positively impacted by the current low interest rate environment. The demand for services in this area has made the hiring and retaining of qualified professionals a challenge for us. The reduced funding of public works projects has not only reduced the number of contracts available to propose on, but it has also increased the amount of competition for that work. The energy/industrial industry is still negatively impacted by the low demand for new power plants and/or alternative power solutions, coupled with an overall decrease in capital spending in that industry. However, we are seeing some indication that demand in this area may be increasing.

There are a number of opportunities, challenges and risks that we face. The main opportunities that we are currently focusing on are acquisitions, attracting additional qualified professionals and proposing on contracts/opportunities in the energy/industrial industry. Challenges that we currently face include identifying accretive acquisition candidates, attracting and retaining qualified professionals, servicing our clients on a timely basis, estimating and managing our costs on fixed-price contracts and/or contracts with not-to-exceed provisions, maintaining our profit margins, and the costs and time involved with implementing and complying with the requirements of the Sarbanes-Oxley Act of 2002. For a detailed discussion of risks that may impact us, please refer to the “Risk Factors” section included in this filing. We believe that we have the appropriate staff and procedures in place to take the steps that are necessary and feasible to address our main opportunities, challenges and risks.

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

Critical Accounting Policies and Significant Estimates

The accounting policies that are most important to the portrayal of our financial condition and results of operations, and require management’s most difficult, subjective or complex judgments, are considered to be our critical accounting policies. Because of the uncertainties inherent in making assumptions and estimates regarding unknown future outcomes, future events may result in significant differences between estimates and actual results. We believe that each of the assumptions and estimates are appropriate in the circumstances, and represent the most likely future outcome. The following is what we believe are the critical accounting policies most affected by management estimates and judgments.

Revenue and Cost Recognition Estimates on Contracts. We use estimates in recognizing revenue related to our contracts with fixed price or not-to-exceed provisions. For these contracts, revenue is recognized under the percentage of completion method of accounting based on the proportion of actual direct contract costs incurred to total estimated direct contract costs. We believe that costs incurred are the best available measure of progress towards completion on these contracts. Estimating the total estimated direct contract cost is a subjective process and requires the use of our best estimates based upon the current information known by us at that point in time. Our estimates of total direct contract cost have a direct impact on the revenue recognized by us. If our current estimates of total direct contract costs turn out to be higher than our previous estimates of total direct contract cost, then we would have over recognized revenue for that previous period. Conversely, if our current estimates of total direct contract costs turn out to be lower than our previous estimates of total direct contract costs, we would have under recognized revenue for that previous period. In both cases, a job to date adjustment would be made to true-up revenue as a change in estimate applied prospectively.

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

Provision for Doubtful Accounts. We use estimates in arriving at our allowance for doubtful accounts related to our contracts and trade receivables. These estimates are based on our best assessment as to the collectibility of the related receivable balance. Each quarter, we re-evaluate our estimates to assess the adequacy of our allowance for doubtful accounts and adjust the allowance for doubtful accounts as necessary. Factors considered in arriving at our allowance for doubtful accounts, include among other things, historical and anticipated client default rates at the various aging categories of contract and trade receivables and the overall business environment/economy. Future collections of receivables that are different from our current estimates will affect results of operations in future periods.

Discretionary Bonus Plan. We currently have a discretionary bonus plan under which we may award an annual cash performance bonus to our employees provided that our annual actual results meet or exceed pre-established annual targets. We review the need for a bonus accrual on a quarterly basis by comparing our actual quarterly results and our estimated results for the remainder of the year to our annual pre-established targets. Estimating our future results is a subjective process and requires the use of our best estimates based upon the current information known to us at that point in time. As a result of potential changes to our estimates, our quarterly results may be significantly affected by adjustments to the bonus accrual. Any annual bonus award under this plan is at the discretion of the Compensation Committee of the Board of Directors.

Impact of Our Industry Diversification Strategy

To help reduce our susceptibility to economic cycles affecting the real estate development industry, we intend to expand our work in the public works/infrastructure and the energy/industrial industries as feasible, based upon such items as economic and market conditions. We believe that among other business initiatives, our acquisition strategy may play a significant role in contributing to this objective. The acquisitions of Pacific Engineering Corporation (“PEC”) and Universal Energy Inc. (“UEI”) during 2001, ALNM Group, Inc. (“ALNM”) in 2002 and anticipated future acquisitions, many of which may include engineering services outside of the real estate development industry, may have a significant impact on our future net revenue mix. Due to these and potential future acquisitions, we anticipate that our margins may be affected by the decreased business concentration from the real estate development industry which has historically yielded higher margins than services provided to the public works/infrastructure and energy/industrial industries.

Results of Operations

The following table sets forth the Company’s unaudited consolidated statements of income for each of the periods presented as a percentage of net revenue:

	For the Three Months Ended
	March 31,
	2004	2003
Gross revenue	109.1%	110.3%
Subcontractor costs	9.1	10.3

Net revenue	100.0	100.0
Costs of revenue	64.5	66.4

Gross profit	35.5	33.6
Selling, general and administrative expenses	24.9	24.6

Income from operations	10.6	9.0
Interest income, net	0.3	0.3
Other expenses (income), net	0.0	(1.0)

Income before provision for income taxes.	10.9	10.3
Provision for income taxes	4.2	4.0

Net income	6.7%	6.3%

The following table sets forth certain components of the Company’s unaudited consolidated statements of income for the three months ended March 31, 2004 and includes the dollar and percentage change compared to the prior year period:

	For the Three Months Ended
	March 31,
			$	%
	2004	2003	Change	Change
	(dollars in thousands)
Gross revenue	$24,496	$24,651	$(155)	(0.6)%
Subcontractor costs	2,033	2,305	(272)	(11.8)

Net revenue	22,463	22,346	117	0.5
Costs of revenue	14,482	14,832	(350)	(2.4)

Gross profit	7,981	7,514	467	6.2
SG&A expenses	5,591	5,497	94	1.7

Income from operations	2,390	2,017	373	18.5
Interest income, net	69	63	6	9.5
Other expenses (income), net	1	(212)	213	(100.5)

Income before provision for income taxes	2,458	2,292	166	7.2
Provision for income taxes	959	894	65	7.3

Net income	$1,499	$1,398	$101	7.2%

Three Months Ended March 31, 2004 and March 31, 2003

Net Revenue. Net revenue for the three months ended March 31, 2004 increased $0.2 million, or 0.5%, to $22.5 million compared to $22.3 million for the three months ended March 31, 2003. The increase in net revenue was primarily due to an increase in net revenue generated from our real estate development segment due to the strong California residential real estate market. This increase in net revenue was partially offset by a decrease in net revenue from our energy/industrial segment primarily due to a slowdown in the pace of construction of new power plants and/or alternative power solutions along with a general decrease in capital spending in the energy/industrial industry.

Market uncertainties in the power generation portion of the energy/industrial industry have caused a decline in the pace of construction of new power plants and/or alternative power solutions and a general decrease in capital spending in the energy/industrial industry. As a result, our energy/industrial segment continued to experience a reduction in net revenue of $1.5 million, or 40.0%, during the first three months of 2004 as compared to the same period in 2003. However, we are currently encouraged by the increase in requests for proposals in our energy/industrial segment. If proposals are not awarded as contracts and/or the market uncertainty continues, there may be further reductions in net revenue and therefore continue to negatively impact profitability from our energy/industrial segment.

We experienced a decrease of $0.2 million, or 6.9%, in net revenue from our public works/infrastructure segment during the first three months of 2004 as compared to the same period during 2003. Although this decrease is not significant in comparison to our overall company-wide net revenue, certain current conditions, including a weak economy in the public works/infrastructure industry, lead us to believe that we could experience a further reduction to net revenue and profitability related to this segment, which may result in an adverse impact to our overall company-wide net revenue and net income.

Gross Profit. Gross profit for the three months ended March 31, 2004 increased $0.5 million, or 6.2%, to $8.0 million compared to $7.5 million for the three months ended March 31, 2003. The increase in gross profit for the three months ended March 31, 2004 was primarily attributable to higher gross profit generated by our real estate development segment compared to the same period during 2003. This increase in gross profit was partially offset by weaker gross profits realized from our energy/industrial segment. As a percentage of net revenue, gross profit increased to 35.5% during the first quarter of 2004 compared to 33.6% during the same period of 2003. The percentage increase was primarily related to higher gross profit contributed from our real estate development segment, partially offset by the lower gross profit contributed from our energy/industrial segment.

As noted above, due to a continuing decline in the pace of construction of new power plants and/or alternative power solutions and a general decrease in capital spending in the energy/industrial industry, our energy/industrial segment experienced a reduction of $0.4 million, or 43.0%, in its gross profit during the first three months of 2004 as compared to the same period in 2003. However, we are currently encouraged by the increase in requests for proposals in our energy/industrial segment. If proposals are not awarded as contracts and/or the noted decline in the pace of construction of new power plants and capital spending continues, our energy/industrial segment may experience a continued reduction of gross profit and therefore also a reduction in profitability.

We experienced a decrease of $0.2 million, or 15.6%, in gross profit from our public works/infrastructure segment during the first three months of 2004 as compared to the same period during 2003. Although this decrease is not significant in comparison to our overall company-wide gross profit, certain current conditions, including a weak economy in the public works/infrastructure industry, lead us to believe that we could experience a further reduction to gross profit and net income related to this segment, which may result in an adverse impact to our overall company-wide gross profit and net income.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2004 increased $0.1 million, or 1.7%, to $5.6 million compared to $5.5 million for the same period in 2003. For the three months ended March 31, 2004, SG&A as a percentage of net revenue increased to 24.9% compared to 24.6% for the corresponding prior period. Both the dollar and percentage increases for the three months ended March 31, 2004 were primarily due to an increase in overall administrative costs, which were partially offset by a decrease in proposal activities.

Other Expenses (Income), net. Other income for the three months ended March 31, 2004 decreased by $0.2 million as compared to the corresponding prior year period. This decrease for the three months ended March 31, 2004 was primarily attributable to a net $0.2 million sublease termination fee recognized by us in the first quarter of 2003 related to one of our facilities which we had subleased.

Income Taxes. For the three months ended March 31, 2004, the provision for income taxes was $1.0 million compared to $0.9 million for the three months ended March 31, 2003. The increase in provision for income taxes during the period resulted from a higher taxable base. Our effective tax rate was 39% during the first quarter of both 2004 and 2003.

Related Party

In March 2001, we entered into change in control agreements with Aram H. Keith, our chief executive officer and chairman of the board, Eric C. Nielsen, our president and chief operating officer, and Gary C. Campanaro, our chief financial officer and secretary, and a director of our company. These agreements provide that if the executive officer’s employment with us terminates as a result of an involuntary or constructive termination (as these terms are defined in the agreements) at any time within two years following a change in control, then, in addition to other benefits, the executive officer will receive a one-time payment, equal to two times the executive officer’s highest annual level of total cash compensation (including any and all bonus amounts) paid by us to that executive officer during any one of the three consecutive calendar years (inclusive of the year of termination) immediately prior to termination. The executive officer also is entitled to receive a payment by us to offset any excise tax under the Internal Revenue Code of 1986, as amended, that has been levied against the executive officer for payments that we have made to him. In addition, any grants of stock options or restricted shares made to the executive officer will immediately vest and, in the case of stock options will become exercisable as of the date of termination, and remain exercisable until their respective expiration dates.

We have not entered into any material related party transactions during 2004.

Liquidity and Capital Resources

Cash and cash equivalents combined with securities held-to-maturity totaled $32.4 million as of March 31, 2004, compared to $28.9 million as of December 31, 2003, an increase of $3.5 million. Working capital as of March 31, 2004 was $49.4 million compared to $47.4 million as of December 31, 2003, an increase of $2.0 million. Our debt to equity ratio (excluding the effect of issuable common stock) at both March 31, 2004 and December 31, 2003 was 0.00 to 1.

Cash Flows From Operating Activities. Net cash provided by operating activities increased by $2.5 million, to $3.7 million for the three months ended March 31, 2004 compared to $1.2 million for the three months ended March 31, 2003. The increase in net cash provided by operating activities as compared to the prior year period was primarily the result of changes in operating assets and liabilities.

Cash Flows From Investing Activities. Net cash provided by investing activities totaled $0.7 million for the three months ended March 31, 2004 compared to net cash used in investing activities of $3.8 million for the corresponding prior year period, an increase of $4.5 million. This increase in net cash provided by investing activities was primarily due to an increase in cash proceeds from securities held-to-maturity.

Cash Flows From Financing Activities. Net cash provided by financing activities increased by $320,000 to $294,000 for the three months ended March 31, 2004 compared to net cash used in financing activities of $26,000 for the three months ended March 31, 2003. This increase in net cash provided by financing activities resulted primarily from an increase in proceeds from the exercise of stock options during the first three months of 2004.

The Company has available a $10.0 million unsecured line of credit consisting of four components: (i) an acquisition component, (ii) an equipment and vehicle financing component, (iii) a standby letter of credit component, and (iv) a working capital component. The line provides up to a maximum of $5.0 million to finance acquisitions, up to a maximum of $3.0 million to finance equipment and vehicle purchases, up to a maximum of $1.0 million for standby letters of credit, and up to a maximum of $10.0 million less the aggregate outstanding principal balance of the acquisition, equipment and vehicle, and standby letter of credit components for working capital. The line bears interest at either a range of 0.25% below prime to prime, or a range of 1.25% to 1.75% over LIBOR depending on the Company’s ability to meet certain financial covenants. As of March 31, 2004, the Company was in compliance with the financial covenants under this line of credit agreement. All components of the line of credit mature in June 2005. This line of credit agreement restricts the payment of dividends without the bank’s consent. The Company did not have any outstanding balances under this line of credit agreement as of March 31, 2004.

On occasion, we will enter into purchase agreements related to acquisitions which provide for future purchase price payments or “earn-outs” as a result of achieving certain operating results by the acquired companies. As a result of these earn-out provisions, we may be obligated to pay additional consideration in future periods. Current accounting principles require that such earn-outs be accrued on our balance sheet only at the point at which the earn-out period has elapsed and the performance targets have been met. As of March 31, 2004, we have one year remaining on an earn-out and we may be obligated to pay a maximum of $7.4 million in additional purchase price related to an acquisition, of which approximately 50% will be paid in cash with the remaining 50% to be paid out in our common stock. This potential earn-out is not currently reflected on our balance sheet as the earn-out period has not elapsed and, therefore, the achievement of the performance target is currently unknown.

There have been no significant changes to our contractual obligations or commitments from those disclosed in our most recently filed Form 10-K.

We do not hold any derivative financial instruments for trading purposes or otherwise. In addition, we presently do not enter into any hedging type activities to manage our exposure to foreign currency risk associated with our Brazilian operation (our Brazilian operation, which provides services to our energy/industrial segment, generated approximately $0.1 million in net revenue for the three months ended March 31, 2004). Furthermore, we have not engaged in energy or commodity trading activities and do not anticipate doing so in the future, nor do we have any transactions involving unconsolidated entities, special purpose entities, or variable interest entities.

Future Cash Requirements

We expect to fund our future liquidity needs primarily from (i) operating cash flows, (ii) existing balances of cash and cash equivalents and securities held-to-maturity, and (iii) borrowings under our $10.0 million unsecured revolving line of credit which had no outstanding balance as of March 31, 2004. We believe these sources of funds will be sufficient to provide for our operations and planned capital expenditures, and satisfy our lease obligations over the next twelve months. We expect our capital expenditures for the next twelve months to be approximately $2.0 million to $3.0 million.

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

Effect of Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FIN 46, Consolidation of Variable Interest Entities, which was issued in January 2003. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those Variable Interest Entities that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. The adoption of the provisions of the interpretation did not have a material impact on our financial condition, results of operations, or cash flows.

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

Risk Factors – Risks Related To Our Industries

Our business could suffer if there is a downturn in the real estate market

We estimate that during the first three months of 2004, approximately 75% of our net revenue was rendered in connection with residential and commercial real estate development projects. Reduced demand in the real estate market would likely decrease the demand for our services. A decrease in the demand for our services could result in cash flow difficulties and potential operating losses for our company.

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

We may have difficulty in attracting and retaining qualified professionals, which may harm our reputation in the marketplace and restrict our ability to implement our business strategy

We derive our revenue almost exclusively from services performed by our professionals. We may not be able to attract and retain the desired number of professionals over the short or long-term. There is significant competition for professionals with the skills necessary for the provision of our services from major and boutique consulting, engineering, research and other professional service firms. We believe our existing relationships between our clients and our employees is one of our greatest business development assets. Our inability to attract and retain qualified professionals could impede our ability to secure and complete engagements, in which event, we may lose market share and our revenue and profit may decline.

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

Risk Factors – Risks Related To Our Business

Our revenue, income and cash flow could decline if there is a downturn in the California economy or real estate market

We estimate that during the first three months of 2004, approximately 77% of our net revenue was derived from services rendered in California. Poor economic conditions in California may significantly reduce the demand for our services and decrease our revenue and profits. From 1991 to 1996, our business was negatively impacted during the real estate market downturn in Southern California, and we experienced cash flow difficulties and substantial operating losses.

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

If we are unable to successfully implement our acquisition strategy, we may not meet our current expectations of growth and/or operating results

Our growth strategy includes the strategic acquisition of companies that expand our service offerings and geographic presence, including acquisitions that may be larger than our historic acquisitions. If we are unsuccessful in implementing our acquisition strategy, we could fail to achieve the revenue and profitability growth that we currently expect. We may not be successful in implementing our acquisition strategy for a number of reasons, including the following:

•	We may fail to consummate an acquisition even if an announcement had been made to acquire a target company;

•	As the engineering industry consolidates, suitable acquisition candidates are expected to become more difficult to locate and may only be available at an increased price or under terms that are less favorable than in the past;

•	We may not be able to arrange suitable financing to consummate an acquisition;

•	We may not be successful in integrating an acquired company’s professionals, clientele and culture into ours;

•	We may not be successful in generating the same level of operating performance that an acquired company experienced prior to the acquisition;

•	As we expand our service offerings and geographic presence, we may not be able to maintain the current level of quality of services;

•	We may not be able to maintain our reputation in an acquired entity’s geographic area or service offerings and as a consequence our ability to attract and retain clients in those or other areas may be negatively impacted;

•	An acquired company may be less profitable than us resulting in reduced profit margins; and

•	The acquisition, subsequent integration, and ongoing operations of an acquired company may require a significant amount of management’s time, diverting their attention from our existing operations and clients.

If our estimates or assumptions used in arriving at the fair value of acquired entities change from those used in our current valuations, we may be required to recognize a goodwill impairment loss

We use estimates in order to determine if goodwill has been impaired. An impairment loss may be required to be recognized if the carrying amount of a reporting unit’s net book value exceeds the estimated fair value of the reporting unit. We arrive at the estimated fair value of a reporting unit by using a variety of customary valuation methods, such as discounted cash flow analysis and multiples of net revenue and earnings before interest and taxes. These valuation methods use a variety of assumptions such as future billable employee headcount, net revenue per billable employee, operating income, cash flow, discount rates and multiples. Estimating fair value of a reporting unit is a subjective process and requires the use of our best estimates. If our estimates or assumptions change from those used in our current valuation, we may be required to recognize an impairment loss. As of March 31, 2004, our goodwill balance, net of accumulated amortization was $23.1 million. We no longer amortize goodwill due to our adoption of SFAS No. 142 “Goodwill and Other Intangible Assets.”

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

Our backlog is an uncertain indicator of future financial performance and is subject to adjustment or cancellation

Our gross revenue backlog for fixed-price contracts and time-and-material contracts with not-to-exceed provisions as of March 31, 2004 was approximately $58.5 million. We cannot assure you that the entire balance of our backlog will convert into revenue since our contracts are subject to scope adjustments and/or cancellations. Scope adjustments or cancellations may result in a reduction in our backlog, which could adversely affect our revenue and profitability.

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

Adverse weather conditions or acts of God may cause a delay or elimination of our net revenue otherwise recognized and adversely affect our profitability

Field activities are generally performed outdoors and may include surveying, archeology, plant start-up and testing, and plant operations. Certain weather conditions or acts of God (such as fire, floods, and similar events) may cause postponements in the initiation and/or completion of our field activities and/or may hinder the ability of our office employees to arrive at work, which may result in a delay or elimination of revenue that otherwise would have been recognized, while certain costs will continue to be incurred. Adverse weather conditions or acts of God may also delay or eliminate our initiation and/or completion of the various phases of work relating to our other engineering services that commence concurrent with or subsequent to field activities. Any delay in completion of the field, office and/or other activities may require us to incur additional costs attributable to overtime work necessary to meet the client’s required schedule. Due to various factors, a delay in the commencement or completion of a project may also result in a cancellation of the contract. As a result, our net revenue and profitability may be adversely affected.

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

If we are unable to engage qualified subcontractors, we may lose projects, revenue and clients

We often contract with outside companies to perform designated portions of the services we perform for our clients. If we are unable to engage subcontractors, our ability to perform under some of our contracts may be impeded and the quality of our service may decline. As a consequence, we may lose projects, revenue and clients. For the three months of 2004, subcontractor costs accounted for approximately 9.1% of our net revenue.

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

Risk Factors — Risks Related To Ownership of Our Stock

Our stock price may decrease, which could result in significant losses for investors or adversely affect our business

The following factors could cause the market price of our common stock to decrease, perhaps substantially:

•	the failure of our quarterly operating results to meet expectations;

•	adverse developments in the worldwide economy, the financial markets, the engineering and consulting services market, the real estate market, the public works/infrastructure market, and/or the energy/industrial market;

•	changes in interest rates;

•	our failure to meet securities analysts’ expectations;

•	changes in accounting principles;

•	sales of common stock by existing shareholders or holders of options;

•	announcements of key developments by our competitors;

•	the reaction of markets and securities analysts to announcements and developments involving our company; and

•	resolution of threatened or pending litigation.

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

Shares of our common stock eligible for public sale could cause the market price of our stock to drop, even if our business is doing well

We currently have approximately 7.8 million shares of common stock outstanding. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price for our common stock. Certain shareholders hold large numbers of shares which they are able to sell in the public market. Significant sales of these shares could cause the market price of our common stock to decline regardless of the performance of our business. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Our common stock is thinly traded. Consequently, it may be difficult for shareholders to sell our common stock, which may result in losses for investors

The average daily trading volume, excluding block trades, for our common stock on the Nasdaq National Market was approximately 13,000 shares for the trailing twelve months ended March 31, 2004. Accordingly, the market price of our common stock is subject to significant fluctuations that may have been, and may continue to be, exaggerated due to the lack of an active trading market for our common stock. This negative factor may make it difficult for shareholders to sell the Company’s common stock, which may result in losses for investors.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate changes primarily as a result of our cash and cash equivalents (“Cash”), securities held-to-maturity (“Securities”) and line of credit, which are used to maintain liquidity and to fund capital expenditures and our expansion. Due to our large balance of Cash and Securities, our earnings and cash flows may be materially impacted by changes in interest rates. The Company has the intent and believes it has the ability to hold all of its Securities until maturity, and therefore, should not bear any interest rate risk due to early disposition. Due to our having no outstanding debt as of March 31, 2004, our earnings and cash flows should not be materially impacted by changes in interest rates on our debt. Our bank line of credit is based on variable interest rates and is therefore affected by changes in market rates. We do not enter into derivative or interest rate hedging transactions.

The table below presents the principal amounts of Securities, along with the weighted average interest rates, fair values and expected maturity by year to evaluate the expected cash flows and sensitivity to interest rate changes as of March 31, 2004.

			Fair
	2005	Total	Value(1)
Securities (non-trading)	$3,500,000	$3,500,000	$3,500,000
Weighted average interest rate (2)	1.07%	1.07%	1.07%

(1)	The fair value for Securities was based on the quoted market price of such securities as of March 31, 2004.

(2)	The Company’s Securities are invested in federally tax-exempt bonds.

As the table incorporates only those exposures that existed as of March 31, 2004, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented in the table has limited predictive value. Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on those exposures or positions that arise during the period and interest rates.

ITEM 4. Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports with the SEC.

     In accordance with SEC requirements, our chief executive officer and chief financial officer note that, since the date of the most recent evaluation of our disclosure controls and procedures to the date of our Quarterly Report on Form 10-Q, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 2. Changes In Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Number
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Dated May 6, 2004
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Dated May 6, 2004
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Dated May 6, 2004
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Dated May 6, 2004

(b)	Reports on Form 8-K

On February 12, 2004, we filed a Current Report on Form 8-K, Items 5 and 12, relating to a press release announcing 2003 Year End Results and Earnings Guidance.

On May 6, 2004, we filed a Current Report on Form 8-K, Items 5 and 12, relating to a press release announcing 2004 First Quarter Results and Earnings Guidance.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 6, 2004	THE KEITH COMPANIES, INC.
	By:	/s/ Aram H. Keith
Aram H. Keith
Chairman of the Board of Directors and Chief Executive Officer

	By:	By: /s/ Gary C. Campanaro
Gary C. Campanaro
Chief Financial Officer and Secretary