Form 10-Q
period 2004-06-30
KEITH COMPANIES INC
filed 2004-08-06
CIK 1080922

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004
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

The number of outstanding shares of the registrant’s common stock as of July 30, 2004 was 7,832,618.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30,	December 31,
	2004	2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,382,000	$24,277,000
Securities held-to-maturity	3,500,000	4,600,000
Contracts and trade receivables, net of allowance for doubtful accounts of $1,319,000 and $1,328,000 at June 30, 2004 and December 31, 2003, respectively	15,993,000	19,844,000
Costs and estimated earnings in excess of billings	12,354,000	9,997,000
Prepaid expenses and other current assets	1,714,000	1,468,000

Total current assets	63,943,000	60,186,000
Equipment and leasehold improvements, net	4,723,000	4,067,000
Goodwill, net of accumulated amortization of $761,000 at June 30, 2004 and December 31, 2003	23,059,000	23,059,000
Other assets	223,000	224,000

Total assets	$91,948,000	$87,536,000

Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	$2,081,000	$1,640,000
Accrued employee compensation	4,908,000	4,037,000
Current portion of deferred tax liabilities	2,444,000	2,444,000
Other accrued liabilities	1,928,000	3,078,000
Billings in excess of costs and estimated earnings	1,606,000	1,571,000

Total current liabilities	12,967,000	12,770,000
Issuable common stock	—	792,000
Deferred tax liabilities	1,560,000	1,560,000
Accrued rent	440,000	452,000

Total liabilities	14,967,000	15,574,000

Shareholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value. Authorized 100,000,000 shares; issued and outstanding 7,829,597 and 7,653,935 shares at June 30, 2004 and December 31, 2003, respectively	8,000	8,000
Additional paid-in capital	47,468,000	45,464,000
Deferred stock compensation	(741,000)	(169,000)
Retained earnings	30,246,000	26,659,000

Total shareholders’ equity	76,981,000	71,962,000

Total liabilities and shareholders’ equity	$91,948,000	$87,536,000

See accompanying notes to the consolidated financial statements.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Gross revenue	$26,840,000	$25,093,000	$51,336,000	$49,745,000
Subcontractor costs	2,328,000	2,316,000	4,361,000	4,622,000

Net revenue	24,512,000	22,777,000	46,975,000	45,123,000
Costs of revenue	15,287,000	14,883,000	29,769,000	29,715,000

Gross profit	9,225,000	7,894,000	17,206,000	15,408,000
Selling, general and administrative expenses	5,901,000	5,134,000	11,492,000	10,630,000

Income from operations	3,324,000	2,760,000	5,714,000	4,778,000
Interest income, net	74,000	67,000	143,000	130,000
Other income, net	25,000	8,000	24,000	220,000

Income before provision for income taxes	3,423,000	2,835,000	5,881,000	5,128,000
Provision for income taxes	1,335,000	1,106,000	2,294,000	2,000,000

Net income	$2,088,000	$1,729,000	$3,587,000	$3,128,000

Earnings per share:
Basic	$0.27	$0.23	$0.46	$0.41

Diluted	$0.26	$0.22	$0.45	$0.39

Weighted average number of shares outstanding:
Basic	7,782,149	7,607,374	7,742,858	7,598,040

Diluted	8,020,844	7,940,262	8,012,873	7,944,650

See accompanying notes to the consolidated financial statements.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net income	$3,587,000	$3,128,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	991,000	1,159,000
Loss (gain) on sale of equipment	(11,000)	21,000
Tax benefit from stock options and restricted shares	197,000	19,000
Deferred compensation expense	92,000	—
Changes in operating assets and liabilities:
Contracts and trade receivables, net	3,829,000	2,800,000
Costs and estimated earnings in excess of billings	(2,357,000)	(973,000)
Prepaid expenses and other assets	(260,000)	(180,000)
Trade accounts payable and accrued liabilities	161,000	(1,043,000)
Billings in excess of costs and estimated earnings	35,000	(63,000)

Net cash provided by operating activities	6,264,000	4,868,000

Cash flows from investing activities:
Net cash expended for acquisitions	—	(714,000)
Additions to equipment and leasehold improvements	(1,652,000)	(764,000)
Proceeds from (purchases of) securities held-to-maturity	1,100,000	(3,184,000)
Proceeds from sales of equipment	16,000	36,000

Net cash used in investing activities	(536,000)	(4,626,000)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations, including current portion	—	(52,000)
Net proceeds from stock options and restricted shares	377,000	146,000

Net cash provided by financing activities	377,000	94,000

Net increase in cash and cash equivalents	6,105,000	336,000
Cash and cash equivalents, beginning of period	24,277,000	20,333,000

Cash and cash equivalents, end of period	$30,382,000	$20,669,000

See supplemental cash flow information at Note 7.

See accompanying notes to the consolidated financial statements.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The accompanying consolidated balance sheet as of June 30, 2004, the consolidated statements of income for the three and six months ended June 30, 2004 and 2003, and the consolidated statements of cash flows for the six months ended June 30, 2004 and 2003 are unaudited and in the opinion of management include all adjustments necessary to present fairly the information set forth therein, which consist solely of normal recurring adjustments. All significant intercompany transactions have been eliminated and certain reclassifications have been made to prior periods’ consolidated financial statements to conform to the current period presentation. The results of operations for these interim periods are not necessarily indicative of results for the full year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of The Keith Companies, Inc. (together with its subsidiaries, the “Company” or “TKCI”) for the year ended December 31, 2003 as certain disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

2.	Accounting for Stock Options

The Company accounts for its stock options and restricted shares in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has not recorded any compensation expense related to the granting of options. The Company, however, has recorded approximately $36,000 and $56,000, net of taxes, of compensation expense related to restricted shares for the three and six months ended June 30, 2004, respectively. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” permits entities to recognize the fair value of all stock-based awards on the date of grant as an expense over the vesting period. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25; however, SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure,” requires pro forma net income disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and to provide the pro forma disclosure specified by SFAS No. 148.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options (using the Black-Scholes method) and restricted shares under SFAS No. 123, the Company’s net income would have been adjusted to the pro forma amounts indicated below:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Net income:
Net income, as reported	$2,088,000	$1,729,000	$3,587,000	$3,128,000
Add: Employee compensation expense related to restricted shares, included in net income, net of taxes	36,000	—	56,000	—
Deduct: Stock-based employee compensation expense determined under the fair-value based method, net of taxes	(154,000)	(110,000)	(286,000)	(219,000)

Pro forma net income	$1,970,000	$1,619,000	$3,357,000	$2,909,000

Basic earnings per share:
As reported	$0.27	$0.23	$0.46	$0.41
Pro forma	$0.25	$0.21	$0.43	$0.38
Diluted earnings per share:
As reported	$0.26	$0.22	$0.45	$0.39
Pro forma	$0.25	$0.20	$0.42	$0.37

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements
(Unaudited)

3.	Earnings Per Share

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

The following is a reconciliation of the denominator for the basic EPS computation to the denominator of the diluted EPS computation:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Weighted average shares used for the basic EPS computation	7,782,149	7,607,374	7,742,858	7,598,040
Incremental shares from the assumed exercise of dilutive stock options, restricted shares and contingently issuable shares	238,695	332,888	270,015	346,610

Weighted average shares used for the diluted EPS computation	8,020,844	7,940,262	8,012,873	7,944,650

In conjunction with certain acquisitions, the Company agreed to pay consideration consisting of shares of its common stock. As a result, the Company estimated and included 8,730 and 30,227 weighted average contingently issuable shares in its weighted average shares used for the diluted EPS computation for the three and six months ended June 30, 2004, respectively, and 142,816 for both the three and six months ended June 30, 2003.

There were 153,624 and 150,174 anti-dilutive weighted stock options excluded from the above calculations for the three and six months ended June 30, 2004, respectively, and 189,494 and 169,838 for the three and six months ended June 30, 2003, respectively.

4.	Segment and Related Information

The Company evaluates performance and makes resource allocation decisions based on the overall type of services provided to customers. Prior to January 1, 2004, the Company had grouped its operations, for financial reporting purposes, into two primary segments: Real Estate Development and Public Works/Infrastructure (“REPWI”) and Energy/Industrial (“EI”). Effective January 1, 2004, the Company groups its operations into three primary reportable segments: Real Estate Development (“RE”), Public Works/Infrastructure (“PWI”) and Energy/Industrial (“EI”). All prior period segment information has been adjusted to conform to the current period presentation. The RE segment primarily provides engineering and consulting services for the development of private projects, such as residential communities, commercial and industrial properties, and recreational facilities. The PWI segment primarily provides services for the development of public works/infrastructure projects, such as water/sewage facilities and transportation systems, and institutional projects, such as schools, hospitals and other public facilities. The EI segment primarily provides the technical expertise and management to design and test manufacturing facilities and processes, design mechanical and electrical systems solutions, and design, test and start-up primary and alternate electrical power systems for power generators and large scale power consumers.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements
(Unaudited)

The following tables set forth certain information regarding the Company’s reportable segments as of and for the three and six months ended June 30, 2004 and 2003:

	As of and for the Three Months Ended June 30, 2004
	RE	PWI	EI	Corporate	Consolidated
Net revenue	$18,853,000	$3,670,000	$1,989,000	$—	$24,512,000
Income (loss) from operations	$5,627,000	$512,000	$(274,000)	$(2,541,000)	$3,324,000
Identifiable assets	$35,900,000	$13,573,000	$9,106,000	$33,369,000	$91,948,000

	As of and for the Three Months Ended June 30, 2003
	RE	PWI	EI	Corporate	Consolidated
Net revenue	$15,863,000	$3,685,000	$3,229,000	$—	$22,777,000
Income (loss) from operations	$4,070,000	$566,000	$315,000	$(2,191,000)	$2,760,000
Identifiable assets	$33,364,000	$15,533,000	$9,025,000	$25,718,000	$83,640,000

	As of and for the Six Months Ended June 30, 2004
	RE	PWI	EI	Corporate	Consolidated
Net revenue	$35,790,000	$6,936,000	$4,249,000	$—	$46,975,000
Income (loss) from operations	$10,336,000	$675,000	$(381,000)	$(4,916,000)	$5,714,000

	As of and for the Six Months Ended June 30, 2003
	RE	PWI	EI	Corporate	Consolidated
Net revenue	$30,936,000	$7,193,000	$6,994,000	$—	$45,123,000
Income (loss) from operations	$7,667,000	$856,000	$584,000	$(4,329,000)	$4,778,000

5.	Goodwill

The changes in the carrying amount of goodwill as reported by each reportable segment as of and for the three and six months ended June 30, 2004 are as follows:

	As of and for the Three Months Ended June 30, 2004
	RE	PWI	EI	Total
Balance as of April 1, 2004	$8,828,000	$9,329,000	$4,902,000	$23,059,000
Purchase price adjustments	—	—	—	—

Balance as of June 30, 2004	$8,828,000	$9,329,000	$4,902,000	$23,059,000

	As of and for the Six Months Ended June 30, 2004
	RE	PWI	EI	Total
Balance as of January 1, 2004	$8,828,000	$9,329,000	$4,902,000	$23,059,000
Purchase price adjustments	—	—	—	—

Balance as of June 30, 2004	$8,828,000	$9,329,000	$4,902,000	$23,059,000

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements
(Unaudited)

6.	Indebtedness

The Company has available a $10.0 million unsecured line of credit consisting of four components: (i) an acquisition component, (ii) an equipment and vehicle financing component, (iii) a standby letter of credit component, and (iv) a working capital component. The line provides up to a maximum of $5.0 million to finance acquisitions, up to a maximum of $3.0 million to finance equipment and vehicle purchases, up to a maximum of $1.0 million for standby letters of credit, and up to a maximum of $10.0 million less the aggregate outstanding principal balance of the acquisition, equipment and vehicle, and standby letter of credit components for working capital. The line bears interest at either a range of 0.25% below prime to prime, or a range of 1.25% to 1.75% over LIBOR depending on the Company’s ability to meet certain financial covenants. As of June 30, 2004, the Company was in compliance with the financial covenants under this line of credit agreement. All components of the line of credit mature in June 2005. This line of credit agreement restricts the payment of dividends without the bank’s consent. There were no amounts outstanding under this line of credit agreement as of June 30, 2004. As of December 31, 2003, the Company had utilized the letter of credit component to issue a $229,000 stand-by letter of credit, which expired in February 2004.

7.	Supplemental Cash Flow Information

	For the Six Months
	Ended June 30,
	2004	2003
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,000	$9,000

Cash paid for income taxes	$2,740,000	$3,319,000

Non-cash financing and investing activities:
Issuable common stock issued	$779,000	$715,000

Restricted shares granted	$665,000	$—

Purchase price adjustment to goodwill	$—	$154,000

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes included elsewhere in this Form 10-Q and the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed by the Company. This Quarterly Report on Form 10-Q contains certain forward-looking statements, including among others:

•	forecasts of earnings, revenue or other financial items;

•	anticipated activity in the real estate development, public works/infrastructure and the energy/industrial industries;

•	our business strategy for expanding our presence in these industries;

•	anticipated growth and economic expansion in the Western and Midwestern United States;

•	anticipated trends in our financial condition and results of operations;

•	anticipated growth in the pace and size of our acquisitions;

•	anticipated impact of future acquisitions and/or new divisions on the condition of our business by industry and geographic location;

•	the long-term nature of some of our projects;

•	our ability to attract and retain employees;

•	our business strategy for integrating businesses that we acquire and/or internally create;

•	our ability to sustain our growth and profitability; and

•	our ability to distinguish ourselves from our current and future competitors.

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

Overview

Business

We are a full service engineering and consulting services firm providing professional services on a wide range of projects to the real estate development, public works/infrastructure, and energy/industrial industries. In this report, we refer to these industries as the RE, PWI, and EI industries. For the six months ended June 30, 2004, our net revenue generated from services related to our RE, PWI, and EI groups was approximately 76%, 15%, and 9%, respectively. Excluding corporate overhead/expenses, our RE group contributed over 97% of our total income from operations for the six months ended June 30, 2004. In an effort to diversify our revenue base, we intend to expand our presence in the PWI and EI industries. See “Diversification Strategy” section below for additional information.

We currently have approximately 800 employees/project workers and provide our engineering and consulting services from 15 primary divisions located in seven states: Arizona, California, Michigan, Nevada, Oregon, Texas and Utah. In addition to these 15 primary divisions, we also have small energy operations in Brazil and in the second quarter of 2004, we contributed $0.2 million to a non-public entity in the energy sector with respect to which we received a controlling interest. For the six months ended June 30, 2004, approximately 77% of our net revenue was generated from services rendered in California.

Services Provided

We provide a broad range of services. In the RE and PWI industries, our primary services include civil engineering, surveying and mapping, land planning, environmental services, cultural resources services, construction management, site acquisition, and water resource engineering. The services we provide to the EI industry primarily include instrumentation and controls systems engineering, fire protection engineering, electrical engineering, mechanical engineering, chemical process engineering, start-up and testing, and operations and maintenance.

For a more detailed discussion of the services we provide, please refer to our Annual Report on Form 10-K.

Industries Served

As mentioned above, we provide a wide range of engineering and consulting services to the RE, PWI and EI industries. The following is a brief description of the nature of the work associated with each industry that we serve:

Real Estate Development

Our RE group primarily provides engineering and consulting services for the development of private projects, such as residential communities, commercial and industrial properties, and recreational facilities.

Residential, commercial, golf, and other recreational developers use professional and technical consultants to provide planning and environmental services to create land use plans, write the supporting planning and environmental documents and process entitlements and permits through governmental authorities. Consultants also assist clients with obtaining approvals and permits from federal, state and local agencies. After projects are approved by governmental agencies, developers need surveying, mapping, and civil engineering services to survey development sites, create accurate boundary and base maps, and provide engineering designs for grading, streets, sewer and water pipelines and facilities, utilities and drainage facilities. Upon completion of the design phase, surveyors provide construction staking services to identify the precise locations of streets, utilities, pipelines, and other facilities to be constructed. In culturally sensitive areas, developers may also require environmental and archaeology services for planning and assistance with environmental approvals as well as construction and post-construction phase monitoring services.

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

Public Works/Infrastructure

Our PWI group primarily provides services in the support of the development of public works/infrastructure projects, such as water and sewer facilities, transportation systems, and institutional projects, such as schools, hospitals and other public facilities.

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

Highly experienced transportation planners, engineers, and designers provide an entire spectrum of resources necessary to effectively engineer and design state-of-the-art transportation infrastructure. Engineers develop street, major arterial and highway designs in cooperation with federal, state and local agencies to improve transportation networks. Highway and interchange projects require engineering designs for the roadways and interchanges and for the placement or relocation of sewer and water pipelines and utility lines and for rainfall run-off management. Surveying services are also required for the establishment of proper rights of way of these facilities and for the layout for construction.

Public and quasi-public facilities including schools and hospitals require services very much like those we provide to commercial developers in the RE industry.

Historically, during periods of unfavorable private sector economic conditions, public works projects have provided ongoing more reliable sources of revenue for engineering firms and consultants than private real estate development and other private projects. Public projects are often long-term and have generally provided more determinable and consistent revenue streams than non-publicly funded projects.

Energy/Industrial

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

The energy/industrial industry consists of manufacturing facilities, processing facilities, power generation and distribution, and production/refining methods and systems. Power plants, machines, assembly lines, factories and refineries require mechanical, electrical and process engineering services to enable utilization of new processes and to improve efficiency and reliability of their production effort. Comprehensive engineering services that are required include:

•	Design or redesign of electrical, heating, ventilation and air conditioning systems;

•	Mechanical equipment design;

•	Equipment selection and purchasing;

•	Design of integrated computer and monitoring device systems to control manufacturing and process equipment;

•	Chemical/process engineering;

•	Energy generation and usage consulting;

•	Fire protection engineering;

•	Material handling and process flow planning;

•	Automation and robotics design;

•	Construction management and installation supervision;

•	Plant testing during construction and start-up;

•	Plant operations and maintenance;

•	Project management; and

•	Computer programming.

Projects that utilize mechanical, electrical and process engineering and consulting services include:

•	Energy/Power Generation and Management: power plants, natural gas/electrical systems and distribution systems;

•	High Tech Facilities: biotechnology, pharmaceutical and laboratory facilities, computer centers, control rooms and research and development facilities;

•	Heavy Manufacturing: automotive assembly, and pulp and paper processing;

•	Consumer Products: beverage, household products, packaging, and food processing;

•	Educational Facilities: school and university buildings and campuses; and

•	Public Facilities: medical buildings, hospitals, and publicly owned or occupied buildings.

Factors Affecting Our Business

On a macroeconomic basis, the economic and industry-wide factors that most significantly affect our business include: changes in economic growth in the United States (especially in California), changes in interest rates, the demand for real estate, the availability of qualified professionals, the ongoing financing of public works and infrastructure enhancements and refurbishments, the demand for power generation, capital spending in the energy/industrial industry, and increasing competition by domestic and foreign companies.

We continue to experience a high level of demand for our services in the residential real estate industry, which in part, has been positively impacted by the continued low interest rate environment. The demand for services in this area has made the hiring and retaining of qualified professionals a challenge for us. The reduced funding of public works projects has not only reduced the number of contracts available to propose on, but it has also increased the amount of competition for that work. The energy/industrial industry is still negatively impacted by the low demand for new power plants and/or alternative power solutions, coupled with an overall decrease in capital spending in that industry. However, we are seeing some indication that demand in this area may be increasing.

There are a number of opportunities, challenges and risks that we face. The main opportunities that we are currently focusing on are acquisitions, opening new offices, and proposing on contracts/opportunities in the energy/industrial industry. Challenges that we currently face include, but are not limited to, identifying accretive acquisition candidates, attracting and retaining qualified professionals, servicing our clients on a timely basis, estimating and managing our costs on fixed-price contracts and/or contracts with not-to-exceed provisions, maintaining our profit margins, and the costs and time involved with implementing and complying with the requirements of the Sarbanes-Oxley Act of 2002. For a detailed discussion of risks that may impact us, please refer to the “Risk Factors” section included in this filing. We believe that we have the appropriate staff and procedures in place to take the steps that are necessary and feasible to address our main opportunities, challenges and risks.

Diversification Strategy

To help reduce our susceptibility to economic cycles affecting the RE industry, we intend to expand our work in the PWI and the EI industries as feasible, based upon such items as economic and market conditions. We believe that among other business initiatives, our acquisition strategy may play a significant role in contributing to this objective. Expanding our presence in the PWI and EI industries may have a significant impact on our future net revenue mix. As a result of this diversification strategy, our operating margins may be negatively affected by the decreased business concentration from the RE industry which has historically yielded higher operating margins than services provided to the PWI and EI industries.

General

Revenue

We derive most of our revenue from professional service activities. The majority of these activities are billed under various types of contracts with our clients, including fixed price and time-and-materials contracts. Most of our time-and-material contracts have not-to-exceed provisions. For contracts with either a fixed price or a not-to-exceed provision, revenue is recognized under the percentage of completion method of accounting based on the proportion of actual direct contract costs incurred in relation to total estimated direct contract costs. We believe that costs incurred is the best available measure of progress towards completion on these contracts. In the course of providing services, we sometimes subcontract for various services. These costs are included in billings to clients and are included in our gross revenue. Because subcontractor services can change significantly from project to project, changes in gross revenue may not be indicative of business trends. Accordingly, we also report net revenue, which is gross revenue less reimbursable subcontractor costs. Our revenue is generated from a large number of relatively small contracts.

Costs of Revenue

Costs of revenue include labor, non-reimbursable costs, materials and various direct and indirect overhead costs including rent, utilities and depreciation. Direct labor employees work predominantly at our offices and client job sites. The number of direct labor employees assigned to a contract will vary according to the size, complexity, duration and demands of the project. Contract terminations, completions, scheduling delays and contract proposal activity may result in periods when direct labor employees are not fully utilized. As we grow, we anticipate that we will add professional and administrative staff to support our growth. These professionals are in great demand and are likely to remain a limited resource for the foreseeable future. The significant competition for employees with the skills we require creates wage pressures on professional compensation. We attempt to increase our billing rates to customers to compensate for wage increases. There can be, however, a lag before wage increases can be incorporated into our existing contracts. Some expenses, primarily long-term leases, are fixed and cannot be adjusted in reaction to an economic downturn.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of corporate costs related to finance and accounting, information technology, business development and marketing, contract proposals, executive salaries, provisions for doubtful accounts and other indirect overhead costs.

Critical Accounting Policies and Significant Estimates

The accounting policies that are most important to the portrayal of our financial condition and results of operations, and require management’s most difficult, subjective or complex judgments, are considered to be our critical accounting policies. Because of the uncertainties inherent in making assumptions and estimates regarding unknown future outcomes, future events may result in significant differences between estimates and actual results. We believe that each of the assumptions and estimates are appropriate in the circumstances, and represent the most likely future outcome. The following are what we believe are the accounting policies most affected by management estimates and judgments.

Revenue Recognition and Cost Estimates on Contracts. We use estimates in recognizing revenue related to our contracts with fixed price or not-to-exceed provisions. For these contracts, revenue is recognized under the percentage of completion method of accounting based on the proportion of actual direct contract costs incurred to total estimated direct contract costs. We believe that costs incurred is the best available measure of progress towards completion on these contracts. Estimating the total estimated direct contract cost is a subjective process and requires the use of our best estimates based upon the current information known by us at that point in time. Our estimates of total direct contract cost have a direct impact on the revenue recognized by us. If our current estimates of total direct contract costs turn out to be higher than our previous estimates of total direct contract cost, then we would have over recognized revenue for that previous period. Conversely, if our current estimates of total direct contract costs turn out to be lower than our previous estimates of total direct contract costs, we would have under recognized revenue for that previous period. In both cases, a job to date adjustment would be made to true-up revenue as a change in estimate applied prospectively.

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

Results of Operations

The following table sets forth the Company’s unaudited consolidated statements of income for each of the periods presented as a percentage of net revenue:

	For the Three Months Ended		For the Six Month Ended
	June 30,		June 30,
	2004	2003	2004	2003
Gross revenue	109.5%	110.2%	109.3%	110.2%
Subcontractor costs	9.5	10.2	9.3	10.2

Net revenue	100.0	100.0	100.0	100.0
Costs of revenue	62.4	65.3	63.4	65.9

Gross profit	37.6	34.7	36.6	34.1
Selling, general and administrative expenses	24.1	22.6	24.5	23.5

Income from operations	13.5	12.1	12.1	10.6
Interest income, net	0.3	0.3	0.3	0.3
Other income, net	0.1	0.0	0.1	0.5

Income before provision for income taxes	13.9	12.4	12.5	11.4
Provision for income taxes	5.4	4.8	4.9	4.5

Net income	8.5%	7.6%	7.6%	6.9%

The following table sets forth certain components of the Company’s unaudited consolidated statements of income for the three and six months ended June 30, 2004 and includes the dollar and percentage change compared to the prior year period:

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	(dollars in thousands)				(dollars in thousands)
			Change				Change
	2004	2003	$	%	2004	2003	$	%
Gross revenue	$26,840	$25,093	$1,747	7.0%	$51,336	$49,745	$1,591	3.2%
Subcontractor costs	2,328	2,316	12	0.5	4,361	4,622	(261)	(5.6)

Net revenue	24,512	22,777	1,735	7.6	46,975	45,123	1,852	4.1
Costs of revenue	15,287	14,883	404	2.7	29,769	29,715	54	0.2

Gross profit	9,225	7,894	1,331	16.9	17,206	15,408	1,798	11.7
Selling, general and administrative expenses	5,901	5,134	767	14.9	11,492	10,630	862	8.1

Income from operations	3,324	2,760	564	20.4	5,714	4,778	936	19.6
Interest income, net	74	67	7	10.4	143	130	13	10.0
Other income, net	25	8	17	212.5	24	220	(196)	(89.1)

Income before provision for income taxes	3,423	2,835	588	20.7	5,881	5,128	753	14.7
Provision for income taxes	1,335	1,106	229	20.7	2,294	2,000	294	14.7

Net income	$2,088	$1,729	$359	20.8%	$3,587	$3,128	$459	14.7%

The following tables set forth certain unaudited financial information regarding the Company’s reportable segments for the three months ended June 30, 2004 and 2003:

	For the Three Months Ended June 30, 2004
	(dollars in thousands)
	RE	PWI	EI	Corporate	Consolidated
Net revenue	$18,853	$3,670	$1,989	$—	$24,512
Gross profit	7,465	1,258	502	—	9,225
Selling, general and administrative expenses	1,838	746	776	2,541	5,901

Income (loss) from operations	$5,627	$512	$(274)	$(2,541)	$3,324

	For the Three Months Ended June 30, 2003
	(dollars in thousands)
	RE	PWI	EI	Corporate	Consolidated
Net revenue	$15,863	$3,685	$3,229	$—	$22,777
Gross profit	5,783	1,243	868	—	7,894
Selling, general and administrative expenses	1,713	677	553	2,191	5,134

Income (loss) from operations	$4,070	$566	$315	$(2,191)	$2,760

The following tables set forth certain unaudited financial information regarding the Company’s reportable segments for the six months ended June 30, 2004 and 2003:

	For the Six Months Ended June 30, 2004
	(dollars in thousands)
	RE	PWI	EI	Corporate	Consolidated
Net revenue	$35,790	$6,936	$4,249	$—	$46,975
Gross profit	14,098	2,139	969	—	17,206
Selling, general and administrative expenses	3,762	1,464	1,350	4,916	11,492

Income (loss) from operations	$10,336	$675	$(381)	$(4,916)	$5,714

	For the Six Months Ended June 30, 2003
	(dollars in thousands)
	RE	PWI	EI	Corporate	Consolidated
Net revenue	$30,936	$7,193	$6,994	$—	$45,123
Gross profit	11,425	2,296	1,687	—	15,408
Selling, general and administrative expenses	3,758	1,440	1,103	4,329	10,630

Income (loss) from operations	$7,667	$856	$584	$(4,329)	$4,778

Three and Six Months Ended June 30, 2004 and June 30, 2003

Net Revenue. Net revenue for the three months ended June 30, 2004 increased $1.7 million, or 7.6%, to $24.5 million compared to $22.8 million for the three months ended June 30, 2003. Net revenue for the six months ended June 30, 2004 increased $1.9 million, or 4.1%, to $47.0 million compared to $45.1 million for the six months ended June 30, 2003. The increase in net revenue for both the three and six months ended June 30, 2004 was primarily due to increased net revenue generated from our real estate development segment, partially offset by lower net revenue from our energy/industrial segment.

Net revenue from our real estate development segment increased $3.0 million, or 18.8%, to $18.9 million for the three months ended June 30, 2004 compared to $15.9 million for same period in 2003. For the six months ended June 30, 2004, net revenue from our real estate development segment increased $4.9 million, or 15.7%, to $35.8 million compared to $30.9 million for the six months ended June 30, 2003. The increase for both periods was primarily due to a strong California residential real estate market, which was partially fueled by the continued low interest rate environment. The demand for our services related to the residential real estate market component of our real estate development segment resulted in an increase in our billable employee headcount, improvement of our billable employee utilization rate and a higher direct labor multiplier from this segment for both the three and six months ended June 30, 2004 as compared to the same periods in 2003. The billable employee utilization rate is a measure of employee billability. The direct labor multiplier shows the amount of net revenue generated for each dollar of direct labor costs incurred on contracts.

As noted above, we continue to experience strong results from our real estate development segment, which has benefited from the low interest rate environment. Recent events, including the Federal Reserve’s decision to increase the federal funds rate, lead us to believe that there may be further interest rate hikes. If interest rates continue to rise, this may impact the demand for real estate, and therefore may have a negative impact on our net revenue and profitability.

Net revenue from our energy/industrial segment decreased $1.2 million, or 38.4%, to $2.0 million for the three months ended June 30, 2004 compared to $3.2 million for the same period in 2003. For the six months ended June 30, 2004, net revenue from our energy/industrial segment decreased $2.8 million, or 39.2%, to $4.2 million compared to $7.0 million for the six months ended June 30, 2003. The decrease for both the three and six months ended June 30, 2004 was primarily due to a slowdown in the pace of construction of new power plants and/or alternative power solutions along with a general decrease in capital spending in the energy/industrial industry. This slowdown resulted in a significant decrease in the number of our billable employees/project workers for both the three and six months ended June 30, 2004 as compared to the same period in 2003. In addition, we experienced a decrease in our billable employee/project worker utilization rates in this segment, as employees became less billable for both the three and six months ended June 30, 2004 as compared to the same periods in 2003. These decreases were partially offset by an increase in the direct labor multiplier for both the three and six months ended June 30, 2004 as compared to the same period in 2003.

Market uncertainties in the power generation portion of the energy/industrial industry have caused a decline in the pace of construction of new power plants and/or alternative power solutions and a general decrease in capital spending in the energy/industrial industry. As a result and as mentioned above, our energy/industrial segment continued to experience a reduction in net revenue during the first six months of 2004 as compared to the same period in 2003. However, we are currently encouraged by the increase in requests for proposals in our energy/industrial segment. If proposals are not awarded as contracts and/or the market uncertainty continues, there may be further reductions in net revenue which would continue to negatively impact profitability from our energy/industrial segment.

Net revenue from our public works/infrastructure segment was essentially flat for the three months ended June 30, 2004 as compared to the same period in 2003. However, we experienced a decrease of $0.3 million, or 3.6%, in net revenue from our public works/infrastructure segment during the first six months of 2004 as compared to the same period during 2003. Although this decrease is not significant in comparison to our overall company-wide net revenue, certain current conditions, including a weak economy in the public works/infrastructure industry and reduced funding of public works projects, lead us to believe that we could experience a further reduction to net revenue and profitability related to this segment, which may result in an adverse impact to our overall company-wide net revenue and profitability.

Gross Profit. Gross profit for the three months ended June 30, 2004 increased $1.3 million, or 16.9%, to $9.2 million compared to $7.9 million for the three months ended June 30, 2003. For the six months ended June 30, 2004, gross profit increased $1.8 million, or 11.7%, to $17.2 million compared to $15.4 million for the six months ended June 30, 2003. The increase in gross profit for the three and six months ended June 30, 2004 was primarily attributable to higher gross profit generated by our real estate development segment partially offset by lower gross profit from our energy/industrial segment.

Gross profit from our real estate development segment increased $1.7 million, or 29.1%, to $7.5 million for the three months ended June 30, 2004 compared to $5.8 million for the three months ended June 30, 2003. For the six months ended June 30, 2004, gross profit from our real estate development segment increased $2.7 million, or 23.4%, to $14.1 million compared to $11.4 million for the six months ended June 30, 2003. This increase in gross profit for both the three and six months ended June 30, 2004 was primarily attributable to a strong California residential real estate market which resulted in an increase in our billable employee headcount, an improvement in our billable employee utilization rate and a higher direct labor multiplier, as mentioned above.

Gross profit from our energy/industrial segment decreased $0.4 million, or 42.2%, to $0.5 million for the three months ended June 30, 2004 compared to $0.9 million for the three months ended June 30, 2003. For the six months ended June 30, 2004, gross profit from our energy/industrial segment decreased $0.7 million, or 42.6%, to $1.0 million compared to $1.7 million for the six months ended June 30, 2003. The decrease in gross profit for both the three and six months ended June 30, 2004 was due to a continuing decline in the pace of construction of new power plants and/or alternative power solutions and a general decrease in capital spending in the energy/industrial industry which contributed to a significant reduction in our workforce and lower employee/project worker utilization, as mentioned above.

As a percentage of net revenue, gross profit increased to 37.6% during the second quarter of 2004 compared to 34.7% during the same period of 2003. For the six months ended June 30, 2004, gross profit as a percentage of net revenue increased to 36.6% compared to 34.1% during the same period of 2003. The percentage increase was primarily related to higher gross profit contributed from our real estate development segment, partially offset by lower gross profit contributed from our energy/industrial segment (due primarily to the items noted above).

As noted above under the “Net Revenue” section, certain economic events/trends may have a negative impact on the gross profit and profitability of our real estate development, energy/industrial and/or our public works/infrastructure segments in the future.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) for the three months ended June 30, 2004 increased $0.8 million, or 14.9%, to $5.9 million compared to $5.1 million for the same period in 2003. For the three months ended June 30, 2004, SG&A as a percentage of net revenue increased to 24.1% compared to 22.6% for the corresponding prior year period. Both the dollar and percentage increases were primarily related to higher SG&A from our corporate operations and our energy/industrial segment. SG&A related to our corporate operations increased by $0.4 million, which was primarily attributable to increased compensation cost associated with an increase in headcount, including the creation of two new corporate executive positions (President of Real Estate Development Services and President of Energy/Industrial Services). SG&A related to our energy/industrial segment increased by $0.2 million, which was primarily attributable to costs associated with a business development agreement.

SG&A for the six months ended June 30, 2004 increased $0.9 million, or 8.1%, to $11.5 million compared to $10.6 million for the same period in 2003. For the six months ended June 30, 2004, SG&A as a percentage of net revenue increased to 24.5% compared to 23.5% for the corresponding prior year period. Both the dollar and percentage increases in SG&A were primarily related to higher SG&A from our corporate operations and our energy/industrial segment. SG&A related to our corporate operations increased by $0.6 million, which was primarily attributable to increased compensation cost associated with an increase in headcount, as mentioned above, and increased legal and accounting costs primarily related to a legal settlement with an ex-employee and to implementing and complying with the requirements of the Sarbanes-Oxley Act of 2002. SG&A related to our energy/industrial segment increased by $0.2 million, which was primarily due to costs associated with a business development agreement.

Other Income, net. Other income for the three months ended June 30, 2004 remained relatively flat as compared to 2003. However, other income for the six months ended June 30, 2004 decreased by $0.2 million as compared to the corresponding prior year period. This decrease for the six months ended June 30, 2004 was primarily attributable to a net $0.2 million sublease termination fee recognized by us in the first quarter of 2003 related to one of our facilities which we had subleased.

Income Taxes. For the three months ended June 30, 2004, the provision for income taxes was $1.3 million compared to $1.1 million for the three months ended June 30, 2003. For the six months ended June 30, 2004, the provision for income taxes was $2.3 million compared to $2.0 million for the six months ended June 30, 2003. The increase in provision for income taxes during both periods resulted from a higher taxable base as our effective tax rate remained at 39% for both 2004 and 2003.

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

Liquidity and Capital Resources

Cash and cash equivalents combined with securities held-to-maturity totaled $33.9 million as of June 30, 2004, compared to $28.9 million as of December 31, 2003, an increase of $5.0 million. Working capital as of June 30, 2004 was $51.0 million compared to $47.4 million as of December 31, 2003, an increase of $3.6 million. Our debt to equity ratio (excluding the effect of issuable common stock at December 31, 2003) at both June 30, 2004 and December 31, 2003 was 0.00 to 1.

Cash Flows From Operating Activities. Net cash provided by operating activities increased by $1.4 million, to $6.3 million for the six months ended June 30, 2004 compared to $4.9 million for the six months ended June 30, 2003. The increase in net cash provided by operating activities was primarily due to improved collections on contract and trade accounts receivable, which resulted in a $1.6 million increase in cash collections as compared to the prior year period.

Cash Flows From Investing Activities. Net cash used in investing activities totaled $0.5 million for the six months ended June 30, 2004 compared to $4.6 million for the corresponding prior year period, a decrease of $4.1 million. This decrease in net cash used by investing activities was primarily due to proceeds from the sale of $1.1 million in securities held-to-maturity during the six months ended June 30, 2004 as compared to purchases of $3.2 million of securities held-to-maturity during the corresponding prior year period coupled with approximately $0.7 million in cash expended for acquisitions in the prior year period. These decreases in cash used in investing activities were partially offset by a $0.9 million increase in capital expenditures associated with equipment purchases during 2004. This increase in capital expenditures was partially due to $0.5 million of equipment purchased by an entity in the energy sector which we contributed $0.2 million to in the second quarter of 2004 for which we received a controlling interest. Accordingly, we have consolidated their financial results with those of ours.

Cash Flows From Financing Activities. Net cash provided by financing activities increased by $283,000 to $377,000 for the six months ended June 30, 2004 compared to $94,000 for the six months ended June 30, 2003. This increase in net cash provided by financing activities resulted primarily from an increase in net proceeds from stock options and restricted shares during the first six months of 2004.

The Company has available a $10.0 million unsecured line of credit consisting of four components: (i) an acquisition component, (ii) an equipment and vehicle financing component, (iii) a standby letter of credit component, and (iv) a working capital component. The line provides up to a maximum of $5.0 million to finance acquisitions, up to a maximum of $3.0 million to finance equipment and vehicle purchases, up to a maximum of $1.0 million for standby letters of credit, and up to a maximum of $10.0 million less the aggregate outstanding principal balance of the acquisition, equipment and vehicle, and standby letter of credit components for working capital. The line bears interest at either a range of 0.25% below prime to prime, or a range of 1.25% to 1.75% over LIBOR depending on the Company’s ability to meet certain financial covenants. As of June 30, 2004, the Company was in compliance with the financial covenants under this line of credit agreement. All components of the line of credit mature in June 2005. This line of credit agreement restricts the payment of dividends without the bank’s consent. The Company did not have any outstanding balances under this line of credit agreement as of June 30, 2004.

On occasion, we will enter into purchase agreements related to acquisitions which provide for future purchase price payments or “earn-outs” as a result of achieving certain operating results by the acquired companies. As a result of these earn-out provisions, we may be obligated to pay additional consideration in future periods. Current accounting principles require that these earn-outs be accrued on our balance sheet only at the point at which the earn-out period has elapsed and the performance targets have been met. As of June 30, 2004, we have six months remaining on an earn-out for which we may be obligated to pay a maximum of $7.4 million in additional purchase price related to an acquisition, of which approximately 50% will be paid in cash with the remaining 50% to be paid out in our common stock. This potential earn-out is not currently reflected on our balance sheet as the earn-out period has not elapsed and, therefore, the achievement of the performance target is currently unknown.

There have been no significant changes to our contractual obligations or commitments from those disclosed in our most recently filed Form 10-K.

We do not hold any derivative financial instruments for trading purposes or otherwise. In addition, we presently do not enter into any hedging type activities to manage our exposure to foreign currency risk associated with our Brazilian operation which is part of our energy/industrial segment and generated approximately $0.3 million in net revenue for the six months ended June 30, 2004. Furthermore, we have not engaged in energy or commodity trading activities and do not anticipate doing so in the future, nor do we have any transactions involving unconsolidated entities, special purpose entities, or variable interest entities.

Future Cash Requirements

We expect to fund our future liquidity needs primarily from (i) operating cash flows, (ii) existing balances of cash and cash equivalents and securities held-to-maturity, and (iii) borrowings under our $10.0 million unsecured revolving line of credit which had no outstanding balance as of June 30, 2004. We believe these sources of funds will be sufficient to provide for our operations and planned capital expenditures, and satisfy our lease obligations over the next twelve months. We expect our capital expenditures for the next twelve months to be approximately $2.0 million to $3.0 million.

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

Effect of Recent Accounting Pronouncements

In March 2004, the EITF reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This consensus applies to investments in marketable debt and equity securities, as well as investments in equity securities accounted for under the cost method. It provides guidance for determining when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The provisions of EITF Issue No. 03-1 are effective at the beginning of the first interim period beginning after June 15, 2004. We do not expect the adoption of EITF Issue No. 03-1 to have a material impact on our financial condition, results of operations, or cash flows.

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

Risk Factors – Risks Related To Our Industries

Our business could suffer if there is a downturn in the real estate market

We estimate that during the first six months of 2004, approximately 76% of our net revenue and 97% of our income from operations, excluding corporate overhead/expenses, was related to services in connection with residential and commercial real estate development projects. Reduced demand in the real estate market would likely decrease the demand for our services. A decrease in the demand for our services could result in cash flow difficulties and potential operating losses for our company.

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

Increased competition in the industries we serve may adversely affect our business

We may decide to reduce fees for our services in order to compete effectively. If so, our revenue and margins may decline. The market for engineering, consulting and technical services is highly competitive and is based primarily on quality of service, relative experience, staffing capabilities, reputation, geographic presence, stability and price. Many of our competitors have more personnel and greater financial, technical and marketing resources than we. Historically, clients have chosen among competing firms based on the quality and timeliness of the firm’s service in addition to fees. We believe, however, that fees have and may continue to become a more important factor, especially in our public works/infrastructure services segment. If competitive pressures force us to make fee concessions or otherwise reduce fees for our services, then our revenue and margins may be negatively impacted.

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

Risk Factors – Risks Related To Our Business

Our revenue, income and cash flow could decline if there is a downturn in the California economy or real estate market

We estimate that during the first six months of 2004, approximately 77% of our net revenue was derived from services rendered in California. Poor economic conditions in California may significantly reduce the demand for our services and decrease our revenue and profits. From 1991 to 1996, our business was negatively impacted during the real estate market downturn in Southern California, and we experienced cash flow difficulties and substantial operating losses.

If we are unable to effectively manage our growth, we may experience a decline in our revenue and profitability

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

•	We may fail to consummate an acquisition even if an announcement had been made to acquire a target company;

•	As the engineering industry consolidates, suitable acquisition candidates are expected to become more difficult to locate and may only be available at an increased price or under terms that are less favorable than in the past;

•	We may not be able to arrange suitable financing to consummate an acquisition;

•	We may not be successful in integrating an acquired company’s professionals, clientele and culture into ours;

•	We may not be successful in generating the same level of operating performance that an acquired company experienced prior to the acquisition;

•	As we expand our service offerings and geographic presence, we may not be able to maintain the current level of quality of services;

•	We may not be able to maintain our reputation in an acquired entity’s geographic area or service offerings and as a consequence our ability to attract and retain clients in those or other areas may be negatively impacted;

•	An acquired company may be less profitable than we resulting in reduced profit margins; and

•	The acquisition, subsequent integration, and ongoing operations of an acquired company may require a significant amount of management’s time, diverting their attention from our existing operations and clients.

Our diversification strategy could decrease our operating margins

If we increase the services we provide to the public works/infrastructure and/or energy/industrial industries as a percentage of our overall revenue mix, our operating margins may decline. To help reduce our susceptibility to economic cycles affecting the real estate development industry, we intend to expand our work in the public works/infrastructure and the energy/industrial industries, as feasible. We believe that among other business initiatives, our acquisition strategy may play a significant role in contributing to this objective. Expanding our presence in the public works/infrastructure and energy/industrial industries may have a significant impact on our future net revenue mix and operating margins. As a result of this diversification strategy, our operating margins may be negatively affected by the decreased business concentration from the real estate development industry which has historically yielded higher operating margins than services provided to the public works/infrastructure and energy/industrial industries.

If our estimates or assumptions used in arriving at the fair value of acquired entities change from those used in our current valuations, we may be required to recognize a goodwill impairment loss

We use estimates in order to determine if goodwill has been impaired. An impairment loss may be required to be recognized if the carrying amount of a reporting unit’s net book value exceeds the estimated fair value of the reporting unit. We arrive at the estimated fair value of a reporting unit by using a variety of customary valuation methods, such as discounted cash flow analysis and multiples of net revenue and earnings before interest and taxes. These valuation methods use a variety of assumptions such as future billable employee headcount, net revenue per billable employee, operating income, cash flow, discount rates and multiples. Estimating fair value of a reporting unit is a subjective process and requires the use of our best estimates. If our estimates or assumptions change from those used in our current valuation, we may be required to recognize an impairment loss. As of June 30, 2004, our goodwill balance, net of accumulated amortization was $23.1 million. We no longer amortize goodwill due to our adoption of SFAS No. 142 “Goodwill and Other Intangible Assets.”

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

Our backlog is an uncertain indicator of future financial performance and is subject to adjustment or cancellation

Our gross revenue backlog for fixed-price contracts and time-and-material contracts with not-to-exceed provisions as of June 30, 2004 was approximately $61.5 million. We cannot assure you that the entire balance of our backlog will convert into revenue since our contracts are subject to scope adjustments and/or cancellations. Scope adjustments or cancellations may result in a reduction in our backlog, which could adversely affect our revenue and profitability.

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

If we are unable to engage qualified subcontractors, we may lose projects, revenue and clients

We often contract with outside companies to perform designated portions of the services we perform for our clients. If we are unable to engage subcontractors, our ability to perform under some of our contracts may be impeded and the quality of our service may decline. As a consequence, we may lose projects, revenue and clients. For the six months of 2004, subcontractor costs accounted for approximately 9.3% of our net revenue.

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

Risk Factors — Risks Related To Ownership of Our Stock

Our stock price may decrease, which could result in significant losses for investors or adversely affect our business

The following factors could cause the market price of our common stock to decrease, perhaps substantially:

•	the failure of our quarterly operating results to meet expectations;

•	adverse developments in the worldwide economy, the financial markets, the engineering and consulting services market, the real estate market, the public works/infrastructure market, and/or the energy/industrial market;

•	changes in interest rates;

•	our failure to meet securities analysts’ expectations;

•	changes in accounting principles;

•	sales of common stock by our senior management, members of our board, existing shareholders, or holders of options/restricted shares;

•	announcements of key developments by our competitors;

•	the reaction of markets and securities analysts to announcements and developments involving our company; and

•	resolution of threatened or pending litigation.

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

Our common stock is thinly traded. Consequently, it may be difficult for shareholders to sell our common stock, which may result in losses for investors

The average daily trading volume, excluding block trades, for our common stock on the Nasdaq National Market was approximately 11,000 shares for the trailing twelve months ended June 30, 2004. Accordingly, the market price of our common stock is subject to significant fluctuations that may have been, and may continue to be, exaggerated due to the lack of an active trading market for our common stock. This negative factor may make it difficult for shareholders to sell our common stock, which may result in losses for investors.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate changes primarily as a result of our cash and cash equivalents (“Cash”), securities held-to-maturity (“Securities”) and line of credit, which are used to maintain liquidity and to fund capital expenditures and our expansion. Due to our large balance of Cash and Securities, our earnings and cash flows may be materially impacted by changes in interest rates. We have the intent and believe we have the ability to hold all of our Securities until maturity, and therefore, we should not bear any interest rate risk due to early disposition. Due to our having no outstanding debt as of June 30, 2004, our earnings and cash flows should not be materially impacted by changes in interest rates on our debt. Our bank line of credit is based on variable interest rates and is therefore affected by changes in market rates. We do not enter into derivative or interest rate hedging transactions.

The table below presents the principal amounts of Securities, along with the weighted average interest rates, fair values and expected maturity by year to evaluate the expected cash flows and sensitivity to interest rate changes as of June 30, 2004.

			Fair
	2005	Total	Value(1)
Securities (non-trading)	$3,500,000	$3,500,000	$3,500,000
Weighted average interest rate (2)	1.07%	1.07%	1.07%

(1)	The fair value for Securities was based on the quoted market price of such securities as of June 30, 2004.

(2)	Our Securities are invested in federally tax-exempt bonds.

As the table incorporates only those exposures that existed as of June 30, 2004, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented in the table has limited predictive value. Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on those exposures or positions that arise during the period and interest rates.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes In Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table contains information about our purchases of our equity securities during the second quarter of 2004.

ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum
Number (or
Approximate
			(c) Total Number	Dollar Value) of
			of Shares	Shares
			Purchased as Part	that May Yet Be
	(a) Total Number		of Publicly	Purchased Under
	of Shares	(b) Average Price	Announced Plans	the Plans or
Period	Purchased (1)	Paid per Share	or Programs	Programs
April 1-30, 2004	—	—	—	—
May 1-31, 2004	—	—	—	—
June 1-30, 2004	2,384	$14.40	—	—
Total	2,384	$14.40	—	—

(1) Represents shares purchased from executive officers to pay taxes related to the vesting of restricted common stock. The shares purchased were retired.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On May 18, 2004, we held our annual meeting of the shareholders. At this meeting, our shareholders were asked to vote on two matters:

•	the election of five directors; and

•	the ratification of the appointment of KPMG LLP as our independent auditors for fiscal 2004.

Of the total outstanding shares, 7,148,657 or 92.18%, were voted.

The first item presented for a vote before our shareholders was the re-election of our five directors. Set forth below is information with respect to the nominees elected as directors at the annual meeting and the votes cast for, against and/or withheld with respect to each such nominee.

Individual	For	Against	Withheld
Aram H. Keith	6,261,142	0	887,515
Gary C. Campanaro	6,261,142	0	887,515
George Deukmejian	7,137,598	0	11,059
Christine D. Iger	7,140,848	0	7,809
Edward R. Muller	7,073,648	0	75,009

There were no broker non-votes in connection with this proposal.

The second item presented for a vote before the shareholders was the ratification of the appointment of KPMG LLP as our independent auditors for fiscal 2004. Of the votes received, 7,144,965 were in favor of the proposal, 3,079 were against, and 613 were withheld. There were no broker non-votes in connection with this proposal.

There were no other matters submitted for a vote of our shareholders during the period covered by this report.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Number
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Dated August 5, 2004

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Dated August 5, 2004

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Dated August 5, 2004

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Dated August 5, 2004

(b)	Reports on Form 8-K

On May 6, 2004, we filed a Current Report on Form 8-K, Items 5 and 12, relating to a press release announcing 2004 First Quarter Results and Earnings Guidance.

On August 5, 2004, we filed a Current Report on Form 8-K, Items 5 and 12, relating to a press release announcing 2004 Second Quarter Results and Earnings Guidance.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 5, 2004	THE KEITH COMPANIES, INC.

	By:	/s/ Aram H. Keith

Aram H. Keith
Chairman of the Board of Directors
and Chief Executive Officer

	By:	/s/ Gary C. Campanaro

Gary C. Campanaro
Chief Financial Officer and Secretary