Form 10-Q
period 2004-09-30
KEITH COMPANIES INC
filed 2004-11-05
CIK 1080922

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
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
Yes X No

The number of outstanding shares of the registrant’s common stock as of October 26, 2004 was 7,889,758.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	December 31,
	2004	2003
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$34,399,000	$24,277,000
Securities held-to-maturity	3,400,000	4,600,000
Contracts and trade receivables, net of allowance for doubtful accounts of $1,232,000 and $1,328,000 at September 30, 2004 and December 31, 2003, respectively	16,621,000	19,844,000
Costs and estimated earnings in excess of billings.	12,309,000	9,997,000
Prepaid expenses and other current assets	1,382,000	1,468,000

Total current assets	68,111,000	60,186,000
Equipment and leasehold improvements, net	4,524,000	4,067,000
Goodwill, net of accumulated amortization of $761,000 at September 30, 2004 and December 31, 2003	23,059,000	23,059,000
Other assets	301,000	224,000

Total assets	$95,995,000	$87,536,000

Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	$1,184,000	$1,640,000
Accrued employee compensation	5,643,000	4,037,000
Current portion of deferred tax liabilities	2,444,000	2,444,000
Other accrued liabilities	3,493,000	3,078,000
Billings in excess of costs and estimated earnings.	1,756,000	1,571,000

Total current liabilities	14,520,000	12,770,000
Issuable common stock	—	792,000
Deferred tax liabilities	1,560,000	1,560,000
Accrued rent	423,000	452,000

Total liabilities	16,503,000	15,574,000

Shareholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value. Authorized 100,000,000 shares; issued and outstanding 7,888,158 and 7,653,935 shares at September 30, 2004 and December 31, 2003, respectively	8,000	8,000
Additional paid-in capital	47,806,000	45,464,000
Deferred stock compensation	(979,000)	(169,000)
Retained earnings	32,657,000	26,659,000

Total shareholders’ equity	79,492,000	71,962,000

Total liabilities and shareholders’ equity	$95,995,000	$87,536,000

See accompanying notes to the consolidated financial statements.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Gross revenue	$27,599,000	$25,175,000	$78,935,000	$74,919,000
Subcontractor costs	2,022,000	2,321,000	6,384,000	6,942,000

Net revenue	25,577,000	22,854,000	72,551,000	67,977,000
Costs of revenue	15,617,000	14,234,000	45,386,000	43,949,000

Gross profit	9,960,000	8,620,000	27,165,000	24,028,000
Selling, general and administrative expenses	6,118,000	5,041,000	17,610,000	15,672,000

Income from operations	3,842,000	3,579,000	9,555,000	8,356,000
Interest income, net	113,000	65,000	257,000	195,000
Other expenses (income), net	4,000	32,000	(20,000)	(188,000)

Income before provision for income taxes	3,951,000	3,612,000	9,832,000	8,739,000
Provision for income taxes	1,541,000	1,409,000	3,834,000	3,408,000

Net income	$2,410,000	$2,203,000	$5,998,000	$5,331,000

Earnings per share:
Basic	$0.31	$0.29	$0.77	$0.70

Diluted	$0.30	$0.28	$0.75	$0.67

Weighted average number of shares outstanding:
Basic	7,804,274	7,626,534	7,763,480	7,607,642

Diluted	8,038,295	7,975,890	8,021,497	7,955,167

See accompanying notes to the consolidated financial statements.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net income	$5,998,000	$5,331,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,486,000	1,705,000
Loss on sale/impairment of equipment	48,000	37,000
Tax benefit from stock options and restricted shares	200,000	36,000
Deferred stock compensation expense	180,000	20,000
Changes in operating assets and liabilities:
Contracts and trade receivables, net	3,262,000	1,277,000
Costs and estimated earnings in excess of billings	(2,312,000)	(1,085,000)
Prepaid expenses and other assets	(5,000)	(57,000)
Trade accounts payable and accrued liabilities	1,485,000	(687,000)
Billings in excess of costs and estimated earnings	185,000	(262,000)

Net cash provided by operating activities	10,527,000	6,315,000

Cash flows from investing activities:
Net cash expended for acquisitions	—	(722,000)
Additions to equipment and leasehold improvements	(2,018,000)	(1,066,000)
Proceeds from (purchases of) securities held-to-maturity	1,200,000	(1,938,000)
Proceeds from sales of equipment	26,000	46,000

Net cash used in investing activities	(792,000)	(3,680,000)

Cash flows from financing activities:
Principal payments on capital lease obligations	—	(53,000)
Net proceeds from stock options and restricted shares	387,000	215,000

Net cash provided by financing activities	387,000	162,000

Net increase in cash and cash equivalents	10,122,000	2,797,000
Cash and cash equivalents, beginning of period	24,277,000	20,333,000

Cash and cash equivalents, end of period	$34,399,000	$23,130,000

See supplemental cash flow information at Note 7.

See accompanying notes to the consolidated financial statements.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The accompanying consolidated balance sheet as of September 30, 2004, the consolidated statements of income for the three and nine months ended September 30, 2004 and 2003, and the consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003 are unaudited and in the opinion of management include all adjustments necessary to present fairly the information set forth therein, which consist solely of normal recurring adjustments. All significant intercompany transactions have been eliminated and certain reclassifications have been made to prior periods’ consolidated financial statements to conform to the current period presentation. The results of operations for these interim periods are not necessarily indicative of results for the full year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of The Keith Companies, Inc. (together with its subsidiaries, the “Company” or “TKCI”) for the year ended December 31, 2003 as certain disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

2.	Accounting for Stock Options

The Company accounts for its stock options and restricted shares in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has not recorded any compensation expense related to the granting of options. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” permits entities to recognize the fair value of all stock-based awards on the date of grant as an expense over the vesting period. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25; however, SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure,” requires pro forma net income disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and to provide the pro forma disclosure specified by SFAS No. 148. The Company, however, has recorded approximately $54,000 and $110,000, net of taxes, of compensation expense related to restricted shares for the three and nine months ended September 30, 2004, respectively, and $12,000 for each of the three and nine months ended September 30, 2003.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options (using the Black-Scholes method) and restricted shares under SFAS No. 123, the Company’s net income would have been adjusted to the pro forma amounts indicated below:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net income:
Net income, as reported	$2,410,000	$2,203,000	$5,998,000	$5,331,000
Add: Employee compensation expense related to restricted shares included in net income, net of taxes	54,000	12,000	110,000	12,000
Deduct: Stock-based employee compensation expense determined under the fair-value based method, net of taxes	(156,000)	(135,000)	(442,000)	(354,000)

Pro forma net income	$2,308,000	$2,080,000	$5,666,000	$4,989,000

Basic earnings per share:
As reported	$0.31	$0.29	$0.77	$0.70
Pro forma	$0.30	$0.27	$0.73	$0.66
Diluted earnings per share:
As reported	$0.30	$0.28	$0.75	$0.67
Pro forma	$0.29	$0.26	$0.71	$0.63

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

3.	Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income during the period by the weighted average number of common shares outstanding during each period, excluding unvested restricted shares outstanding. Diluted EPS is computed by dividing net income during the period by the weighted average number of shares that would have been outstanding assuming the issuance of dilutive potential common shares as if outstanding during the reporting period including unvested restricted shares, net of shares assumed to be repurchased using the treasury stock method.

The following is a reconciliation of the denominator for the basic EPS computation to the denominator of the diluted EPS computation:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Weighted average shares used for the basic EPS computation	7,804,274	7,626,534	7,763,480	7,607,642
Incremental shares from the assumed exercise of dilutive stock options, unvested restricted shares and contingently issuable shares	234,021	349,356	258,017	347,525

Weighted average shares used for the diluted EPS computation	8,038,295	7,975,890	8,021,497	7,955,167

In conjunction with certain acquisitions, the Company agreed to pay consideration consisting of shares of its common stock. As a result, the Company estimated and included 20,151 weighted average contingently issuable shares in its weighted average shares used for the diluted EPS computation for the nine months ended September 30, 2004, and 142,816 for both the three and nine months ended September 30, 2003. There were no weighted average contingently issuable shares included in the calculation of diluted EPS for the three months ended September 30, 2004, since such shares were issued in May of 2004.

There were 75,857 and 146,221 anti-dilutive weighted stock options excluded from the above calculations for the three and nine months ended September 30, 2004, respectively, and 167,391 and 169,013 for the three and nine months ended September 30, 2003, respectively.

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

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

The following tables set forth certain information regarding the Company’s reportable segments as of and for the three and nine months ended September 30, 2004 and 2003:

As of and for the Three Months Ended September 30, 2004
	RE	PWI	EI	Corporate	Consolidated
Net revenue	$19,586,000	$3,816,000	$2,175,000	$—	$25,577,000
Income (loss) from operations	$6,159,000	$720,000	$(277,000)	$(2,760,000)	$3,842,000
Identifiable assets.	$35,896,000	$13,314,000	$9,805,000	$36,980,000	$95,995,000

As of and for the Three Months Ended September 30, 2003
	RE	PWI	EI	Corporate	Consolidated
Net revenue	$16,411,000	$3,896,000	$2,547,000	$—	$22,854,000
Income (loss) from operations	$4,870,000	$600,000	$200,000	$(2,091,000)	$3,579,000
Identifiable assets.	$34,248,000	$15,490,000	$9,184,000	$27,202,000	$86,124,000

As of and for the Nine Months Ended September 30, 2004
	RE	PWI	EI	Corporate	Consolidated
Net revenue	$55,374,000	$10,752,000	$6,425,000	$—	$72,551,000
Income (loss) from operations	$16,494,000	$1,395,000	$(658,000)	$(7,676,000)	$9,555,000

As of and for the Nine Months Ended September 30, 2003
	RE	PWI	EI	Corporate	Consolidated
Net revenue	$47,347,000	$11,090,000	$9,540,000	$—	$67,977,000
Income (loss) from operations	$12,535,000	$1,457,000	$785,000	$(6,421,000)	$8,356,000

5.	Goodwill

The changes in the carrying amount of goodwill as reported by each reportable segment as of and for the three and nine months ended September 30, 2004 are as follows:

As of and for the Three Months Ended September 30, 2004
	RE	PWI	EI	Total
Balance as of July 1, 2004	$8,828,000	$9,329,000	$4,902,000	$23,059,000
Purchase price adjustments	—	—	—	—

Balance as of September 30, 2004	$8,828,000	$9,329,000	$4,902,000	$23,059,000

As of and for the Nine Months Ended September 30, 2004
	RE	PWI	EI	Total
Balance as of January 1, 2004	$8,828,000	$9,329,000	$4,902,000	$23,059,000
Purchase price adjustments	—	—	—	—

Balance as of September 30, 2004	$8,828,000	$9,329,000	$4,902,000	$23,059,000

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

6.	Indebtedness

The Company has available a $10.0 million unsecured line of credit consisting of four components: (i) an acquisition component, (ii) an equipment and vehicle financing component, (iii) a standby letter of credit component, and (iv) a working capital component. The line provides up to a maximum of $5.0 million to finance acquisitions, up to a maximum of $3.0 million to finance equipment and vehicle purchases, up to a maximum of $1.0 million for standby letters of credit, and up to a maximum of $10.0 million less the aggregate outstanding principal balance of the acquisition, equipment and vehicle, and standby letter of credit components for working capital. The line bears interest at either a range of 0.25% below prime to prime, or a range of 1.25% to 1.75% over LIBOR depending on the Company’s ability to meet certain financial covenants. As of September 30, 2004, the Company was in compliance with the financial covenants under this line of credit agreement. All components of the line of credit mature in June 2005. This line of credit agreement restricts the payment of dividends without the bank’s consent. There were no amounts outstanding under this line of credit agreement as of September 30, 2004. As of December 31, 2003, the Company had utilized the letter of credit component to issue a $229,000 stand-by letter of credit, which expired in February 2004.

7.	Supplemental Cash Flow Information

	For the Nine Months
	Ended September 30,
	2004	2003
Supplemental disclosure of cash flow information:
Cash paid for interest	$10,000	$12,000

Cash paid for income taxes	$2,826,000	$4,384,000

Non-cash financing and investing activities:
Issuable common stock issued	$779,000	$715,000

Restricted shares granted	$990,000	$—

Purchase price adjustment to goodwill	$—	$154,000

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

Overview

Business

We are a full service engineering and consulting services firm providing professional services on a wide range of projects to the real estate development, public works/infrastructure, and energy/industrial industries and in this report, we refer to these industries as the RE, PWI, and EI industries, respectively. For the nine months ended September 30, 2004, our net revenue generated from services related to our RE, PWI, and EI groups was approximately 76%, 15%, and 9%, respectively. Excluding corporate overhead/expenses, our RE group contributed over 95% of our total income from operations for the nine months ended September 30, 2004. In an effort to diversify our business, we intend to expand our presence in the PWI and EI industries. See “Diversification Strategy” section below for additional information.

We currently have approximately 830 employees/project workers and provide our engineering and consulting services from 16 primary divisions located in seven states: Arizona, California, Michigan, Nevada, Oregon, Texas and Utah. In addition to these 16 primary divisions, we also have a small energy operation in Brazil and in the second quarter of 2004, we contributed $0.2 million to a non-public entity in the energy sector with respect to which we received a controlling interest. For the nine months ended September 30, 2004, approximately 77% of our net revenue was generated from services rendered in California.

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

Historically, during periods of unfavorable private sector economic conditions, public works projects have provided ongoing and more reliable sources of revenue for engineering firms and consultants than private real estate development and other private projects. Public projects are often long-term and have generally provided more determinable and consistent revenue streams than non-publicly funded projects.

Energy/Industrial

Our EI group primarily provides the technical expertise and management to design and test manufacturing facilities and processes, design mechanical and electrical systems solutions, and design, test and start-up primary and alternative energy power systems for power generators and large scale power consumers.

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

We continue to experience a high level of demand for our services in the residential real estate industry, which in part, has been positively impacted by the continued low interest rate environment along with an out of balance supply/demand relationship which is most notable in California. The demand for services in this area has made the hiring and retaining of qualified professionals a challenge for us. The reduced funding of public works projects has not only reduced the number of contracts available to propose on, but it has also increased the amount of competition for that work. The energy/industrial industry is still negatively impacted by the low demand for new power plants and/or alternative power solutions, coupled with an overall decrease in capital spending in that industry We are, however, seeing an indication that demand and work in this area may increase as a result of the recent extension of the production tax credit and industrial project starts.

There are a number of opportunities, challenges and risks that we face. The main opportunities that we are currently focusing on are acquisitions in the pubic works/infrastructure industry, opening new offices focusing mainly in the real estate development industry, and proposing on contracts/opportunities in the energy/industrial industry. Challenges that we currently face include, but are not limited to, identifying accretive acquisition candidates, attracting and retaining qualified professionals, servicing our clients on a timely basis, estimating and managing our costs on fixed-price contracts and/or contracts with not-to-exceed provisions, maintaining our profit margins, and the costs and time involved with implementing and complying with the requirements of the Sarbanes-Oxley Act of 2002. For a detailed discussion of risks that may impact us, please refer to the “Risk Factors” section included in this filing. We believe that we have the appropriate staff and procedures in place to take the steps that are necessary and feasible to address our main opportunities, challenges and risks.

Diversification Strategy

To help reduce our susceptibility to economic cycles affecting the RE industry, we intend to expand our work in the PWI and the EI industries as feasible, based upon such items as economic and market conditions. We believe that among other business initiatives, our acquisition strategy may play a significant role in contributing to this objective. We currently are focusing our acquisition efforts on companies which are mainly in the public works/infrastructure sector. Expanding our presence in the PWI and EI industries may have a significant impact on our future net revenue mix. As a result of this diversification strategy, our operating margins may be negatively affected by the decreased business concentration from the RE industry which has historically yielded higher operating margins than services provided to the PWI and EI industries.

General

Revenue

We derive most of our revenue from professional service activities. The majority of these activities are billed under various types of contracts with our clients, including fixed price and time-and-materials contracts. Most of our time-and-material contracts have not-to-exceed provisions. For contracts with either a fixed price or a not-to-exceed provision, revenue is recognized under the percentage of completion method of accounting based on the proportion of actual direct contract costs incurred in relation to total estimated direct contract costs. We believe that cost incurred is the best available measure of progress towards completion on these contracts. In the course of providing services, we sometimes subcontract for various services. These costs are included in billings to clients and are included in our gross revenue. Because subcontractor services can change significantly from project to project, changes in gross revenue may not be indicative of business trends. Accordingly, we also report net revenue, which is gross revenue less reimbursable subcontractor costs. Our revenue is generated from a large number of relatively small contracts.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) primarily consist of corporate costs related to finance and accounting, information technology, business development and marketing, contract proposals, executive salaries, provisions for doubtful accounts and other indirect overhead costs.

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

Revenue Recognition and Cost Estimates on Contracts. We use estimates in recognizing revenue related to our contracts with fixed price or not-to-exceed provisions. For these contracts, revenue is recognized under the percentage of completion method of accounting based on the proportion of actual direct contract costs incurred to total estimated direct contract costs. We believe that costs incurred is the best available measure of progress towards completion on these contracts. Estimating the total estimated direct contract cost is a subjective process and requires the use of our best estimates based upon the current information known by us at that point in time. Our estimates of total direct contract cost have a direct impact on the revenue recognized by us. If our current estimates of total direct contract costs turn out to be higher than our previous estimates of total direct contract cost, then we would have over-recognized revenue for that previous period. Conversely, if our current estimates of total direct contract costs turn out to be lower than our previous estimates of total direct contract costs, we would have under-recognized revenue for that previous period. In both cases, a job-to-date adjustment would be made to true-up revenue as a change in estimate applied prospectively.

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

Discretionary Bonus Plan. We currently have a discretionary bonus plan under which we may award an annual cash performance bonus to our employees provided that our annual actual results meet or exceed pre-established annual targets. We review the need for a bonus accrual on a quarterly basis by comparing our actual quarterly results and our estimated results for the remainder of the year to our annual pre-established targets. Furthermore, the estimated bonus amount may be subject to a discretionary adjustment. Estimating our future results is a subjective process and requires the use of our best estimates based upon the current information known to us at that point in time. As a result of potential changes to our estimates and/or discretionary adjustments, our quarterly results may be significantly affected by adjustments to the bonus accrual. Any annual bonus award under this plan is at the discretion of the Compensation Committee of the Board of Directors.

Results of Operations

The following table sets forth the Company’s unaudited consolidated statements of income for each of the periods presented as a percentage of net revenue:

	For the Three Months Ended		For the Nine Month Ended
	September 30,		September 30,
	2004	2003	2004	2003
Gross revenue	107.9%	110.2%	108.8%	110.2%
Subcontractor costs	7.9	10.2	8.8	10.2

Net revenue	100.0	100.0	100.0	100.0
Costs of revenue	61.1	62.3	62.6	64.7

Gross profit	38.9	37.7	37.4	35.3
SG&A expenses	23.9	22.1	24.2	23.1

Income from operations	15.0	15.6	13.2	12.2
Interest income, net	0.4	0.3	0.4	0.3
Other expense (income), net	0.0	0.1	0.0	(0.3)

Income before provision for income taxes	15.4	15.8	13.6	12.8
Provision for income taxes	6.0	6.2	5.3	5.0

Net income	9.4%	9.6%	8.3%	7.8%

The following table sets forth certain components of the Company’s unaudited consolidated statements of income for the three and nine months ended September 30, 2004 and includes the dollar and percentage change compared to the prior year period:

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	(dollars in thousands)				(dollars in thousands)
			Change				Change
	2004	2003	$	%	2004	2003	$	%
Gross revenue	$27,599	$25,175	$2,424	9.6%	$78,935	$74,919	$4,016	5.4%
Subcontractor costs	2,022	2,321	(299)	(12.9)	6,384	6,942	(558)	(8.0)

Net revenue	25,577	22,854	2,723	11.9	72,551	67,977	4,574	6.7
Costs of revenue	15,617	14,234	1,383	9.7	45,386	43,949	1,437	3.3

Gross profit	9,960	8,620	1,340	15.5	27,165	24,028	3,137	13.1
SG&A expenses	6,118	5,041	1,077	21.4	17,610	15,672	1,938	12.4

Income from operations	3,842	3,579	263	7.3	9,555	8,356	1,199	14.3
Interest income, net	113	65	48	73.8	257	195	62	31.8
Other expense (income), net	4	32	(28)	(87.5)	(20)	(188)	(168)	89.4

Income before provision for income taxes	3,951	3,612	339	9.4	9,832	8,739	1,093	12.5
Provision for income taxes.	1,541	1,409	132	9.4	3,834	3,408	426	12.5

Net income	$2,410	$2,203	$207	9.4%	$5,998	$5,331	$667	12.5%

The following tables set forth certain unaudited financial information regarding the Company’s reportable segments for the three months ended September 30, 2004 and 2003:

	For the Three Months Ended September 30, 2004
	(dollars in thousands)
	RE	PWI	EI	Corporate	Consolidated
Net revenue	$19,586	$3,816	$2,175	$—	$25,577
Gross profit	8,209	1,361	390	—	9,960
SG&A expenses	2,050	641	667	2,760	6,118

Income (loss) from operations	$6,159	$720	$(277)	$(2,760)	$3,842

	For the Three Months Ended September 30, 2003
	(dollars in thousands)
	RE	PWI	EI	Corporate	Consolidated
Net revenue	$16,411	$3,896	$2,547	$—	$22,854
Gross profit	6,625	1,292	703	—	8,620
SG&A expenses	1,755	692	503	2,091	5,041

Income (loss) from operations	$4,870	$600	$200	$(2,091)	$3,579

The following tables set forth certain unaudited financial information regarding the Company’s reportable segments for the nine months ended September 30, 2004 and 2003:

	For the Nine Months Ended September 30, 2004
	(dollars in thousands)
	RE	PWI	EI	Corporate	Consolidated
Net revenue	$55,374	$10,752	$6,425	$—	$72,551
Gross profit	22,306	3,500	1,359	—	27,165
SG&A expenses	5,812	2,105	2,017	7,676	17,610

Income (loss) from operations	$16,494	$1,395	$(658)	$(7,676)	$9,555

	For the Nine Months Ended September 30, 2003
	(dollars in thousands)
	RE	PWI	EI	Corporate	Consolidated
Net revenue	$47,347	$11,090	$9,540	$—	$67,977
Gross profit	18,049	3,588	2,391	—	24,028
SG&A expenses	5,514	2,131	1,606	6,421	15,672

Income (loss) from operations	$12,535	$1,457	$785	$(6,421)	$8,356

Three and Nine Months Ended September 30, 2004 and September 30, 2003

Net Revenue. Net revenue for the three months ended September 30, 2004 increased $2.7 million, or 11.9%, to $25.6 million compared to $22.9 million for the three months ended September 30, 2003. Net revenue for the nine months ended September 30, 2004 increased $4.6 million, or 6.7%, to $72.6 million compared to $68.0 million for the nine months ended September 30, 2003. The increase in net revenue for both the three and nine months ended September 30, 2004 was primarily due to increased net revenue generated from our real estate development segment, partially offset by lower net revenue from our energy/industrial segment.

Net revenue from our real estate development segment increased $3.2 million, or 19.3%, to $19.6 million for the three months ended September 30, 2004 compared to $16.4 million for same period in 2003. For the nine months ended September 30, 2004, net revenue from our real estate development segment increased $8.1 million, or 17.0%, to $55.4 million compared to $47.3 million for the nine months ended September 30, 2003. The increase for both periods was primarily due to a strong California residential real estate market, which was partially fueled by the continued low interest rate environment along with an out of balance supply/demand relationship which is most notable in California. The demand for our services related to the residential real estate market component of our real estate development segment resulted in an increase in our billable employee headcount, improvement of our billable employee utilization rate and a higher direct labor multiplier from this segment for both the three and nine months ended September 30, 2004 as compared to the same periods in 2003. The billable employee utilization rate is a measure of employee billability. The direct labor multiplier shows the amount of net revenue generated for each dollar of direct labor costs incurred on contracts.

As noted above, we continue to experience strong results from our real estate development segment, which has benefited from the low interest rate environment along with an out of balance supply/demand relationship which is most notable in California. Certain events, including the Federal Reserve’s decision to increase the federal funds rate, lead us to believe that there may be further interest rate hikes. If interest rates continue to rise, this may impact the demand for real estate, and therefore may have a negative impact on our net revenue and profitability. Additionally, there have been geographic areas that showed a reduction in the pace of home sales in recent months where we provide large portions of our real estate development services. If home sales slow to a point where demand does not out pace supply by a large enough margin, our clients may slow down or cancel work which may have a negative impact on our net revenue and profitability.

Net revenue from our energy/industrial segment decreased $0.3 million, or 14.6%, to $2.2 million for the three months ended September 30, 2004 compared to $2.5 million for the same period in 2003. For the nine months ended September 30, 2004, net revenue from our energy/industrial segment decreased $3.1 million, or 32.7%, to $6.4 million compared to $9.5 million for the nine months ended September 30, 2003. The decrease for both the three and nine months ended September 30, 2004 was primarily due to a slowdown in the pace of construction of new power plants and/or alternative power solutions along with a general decrease in capital spending in the energy/industrial industry. This slowdown resulted in a significant decrease in the number of our billable employees/project workers for both the three and nine months ended September 30, 2004 as compared to the same period in 2003. In addition, we experienced a decrease in our billable employee/project worker utilization rates in this segment, as employees became less billable for both the three and nine months ended September 30, 2004 as compared to the same periods in 2003. For the nine months ended September 30, 2004, these decreases were partially offset by an increase in the direct labor multiplier compared to the same period in 2003.

Market uncertainties in the power generation portion of the energy/industrial industry have caused a decline in the pace of construction of new power plants and/or alternative power solutions and a general decrease in capital spending in the energy/industrial industry. As a result and as mentioned above, our energy/industrial segment continued to experience a reduction in net revenue during the first nine months of 2004 as compared to the same period in 2003. However, we continue to be encouraged by the level of proposal activity in the energy/industrial segment. If proposals are not awarded as contracts and/or the market uncertainty continues, there may be further reductions in net revenue which would continue to negatively impact profitability from our energy/industrial segment.

Net revenue from our public works/infrastructure segment decreased $0.1 million, or 2.1%, to $3.8 million for the three months ended September 30, 2004 compared to $3.9 million for the same period in 2003. For the nine months ended September 30, 2004 net revenue from our public works/infrastructure segment decreased $0.3 million, or 3.0%, to $10.8 million compared to $11.1 million for the nine months ended September 30, 2003. Although these decreases are not significant in comparison to our overall company-wide net revenue, certain current conditions, including a weak economy in the public works/infrastructure industry and reduced funding of public works projects, lead us to believe that we could experience a further reduction to net revenue and profitability related to this segment, which may result in an adverse impact to our overall company-wide net revenue and profitability.

Gross Profit. Gross profit for the three months ended September 30, 2004 increased $1.4 million, or 15.5%, to $10.0 million compared to $8.6 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, gross profit increased $3.2 million, or 13.1%, to $27.2 million compared to $24.0 million for the nine months ended September 30, 2003. The increase in gross profit for the three and nine months ended September 30, 2004 was primarily attributable to higher gross profit generated by our real estate development segment partially offset by lower gross profit from our energy/industrial segment.

Gross profit from our real estate development segment increased $1.6 million, or 23.9%, to $8.2 million for the three months ended September 30, 2004 compared to $6.6 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, gross profit from our real estate development segment increased $4.3 million, or 23.6%, to $22.3 million compared to $18.0 million for the nine months ended September 30, 2003. This increase in gross profit for both the three and nine months ended September 30, 2004 was primarily attributable to a strong California residential real estate market which resulted in an increase in our billable employee headcount, an improvement in our billable employee utilization rate and a higher direct labor multiplier, as mentioned above.

Gross profit from our energy/industrial segment decreased $0.3 million, or 44.5%, to $0.4 million for the three months ended September 30, 2004 compared to $0.7 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, gross profit from our energy/industrial segment decreased $1.0 million, or 43.2%, to $1.4 million compared to $2.4 million for the nine months ended September 30, 2003. The decrease in gross profit for both the three and nine months ended September 30, 2004 was primarily due to a continuing decline in the pace of construction of new power plants and/or alternative power solutions and a general decrease in capital spending in the energy/industrial industry which contributed to a significant reduction in our workforce and lower employee/project worker utilization, as mentioned above.

As a percentage of net revenue, gross profit increased to 38.9% during the third quarter of 2004 compared to 37.7% during the same period of 2003. For the nine months ended September 30, 2004, gross profit as a percentage of net revenue increased to 37.4% compared to 35.3% during the same period of 2003. The percentage increase for both periods was primarily related to higher gross profit contributed from our real estate development segment, partially offset by lower gross profit contributed from our energy/industrial segment (due primarily to the items noted above).

As noted above under the “Net Revenue” section, certain economic events/trends may have a negative impact on the gross profit and profitability of our real estate development, energy/industrial, and/or our public works/infrastructure segments in the future.

Selling, General and Administrative Expenses. SG&A for the three months ended September 30, 2004 increased $1.1 million, or 21.4%, to $6.1 million compared to $5.0 million for the same period in 2003. The dollar increase was primarily related to higher SG&A from our corporate operations, real estate development segment, and energy/industrial segment. SG&A related to our corporate operations, real estate development segment and energy/industrial segment increased by approximately $0.7 million, $0.3 million and $0.2 million, respectively. These increases were primarily due to, among other things, an increase in our discretionary bonus accrual of $0.4 million, and $0.1 million related to our real estate development segment and corporate operations, respectively. The bonus amount was lower in 2003 primarily due to a partial reversal of the bonus accrual during the third quarter of 2003. SG&A related to our corporate operations also increased by an additional $0.6 million, which was primarily attributable to increased compensation cost, an increase in headcount, including the creation of two new corporate executive positions (President of Real Estate Development Services and President of Energy/Industrial Services), and costs related to implementing and complying with the requirements of the Sarbanes-Oxley Act of 2002. Our real estate development segment also incurred higher compensation costs which were offset by lower proposal activity. SG&A related to our energy/industrial segment increased by $0.2 million, which was primarily attributable to costs associated with a business development agreement. For the three months ended September 30, 2004, SG&A as a percentage of net revenue increased to 23.9% compared to 22.1% for the corresponding prior year period. The percentage increase was primarily due to our discretionary bonus accrual, corporate operations, and our energy/industrial segment mainly due to the items discussed above and due to lower net revenue in our energy/industrial segment. The percentage increase was partially offset primarily by lower proposal activity in our real estate development segment.

SG&A for the nine months ended September 30, 2004 increased $1.9 million, or 12.4%, to $17.6 million compared to $15.7 million for the same period in 2003. The dollar increase was primarily related to higher SG&A from our corporate operations, energy/industrial segment and real estate development segment. SG&A related to our corporate operations, energy/industrial segment and real estate development segment increased by approximately $1.3 million, $0.4 million and $0.3 million, respectively. These increases were primarily due to, among other things, an increase in our discretionary bonus accrual of $0.3 million, and $0.1 million related to our real estate development segment and corporate operations, respectively. SG&A related to our corporate operations also increased by an additional $1.2 million, which was primarily attributable to increased compensation cost, an increase in headcount, including the creation of two new corporate executive positions (President of Real Estate Development Services and President of Energy/Industrial Services), and increased costs associated with implementing and complying with the requirements of the Sarbanes-Oxley Act of 2002. SG&A related to our energy/industrial segment also increased by $0.4 million, which was primarily attributable to costs associated with a business development agreement. Our real estate development segment also incurred higher compensation costs which were offset by lower proposal activity. For the nine months ended September 30, 2004, SG&A as a percentage of net revenue increased to 24.2% compared to 23.1% for the corresponding prior year period. The percentage increase was primarily due to our corporate operations, discretionary bonus accrual, and our energy/industrial segment mainly due to the items discussed above and due to lower net revenue in our energy/industrial segment. The percentage increase was partially offset primarily by lower proposal activity in our real estate development segment.

Other Expense (Income), net. For the nine months ended September 30, 2004, other income decreased by $0.2 million as compared to the corresponding prior year period. This decrease for the nine months ended September 30, 2004 was primarily attributable to a net $0.2 million sublease termination fee recognized by us in the first quarter of 2003 related to one of our facilities which we had subleased.

Income Taxes. For the three months ended September 30, 2004, the provision for income taxes was $1.5 million compared to $1.4 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, the provision for income taxes was $3.8 million compared to $3.4 million for the nine months ended September 30, 2003. The increase in provision for income taxes during both periods resulted from a higher taxable base as our effective tax rate remained at 39% for both 2004 and 2003.

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

Liquidity and Capital Resources

Cash and cash equivalents combined with securities held-to-maturity totaled $37.8 million as of September 30, 2004, compared to $28.9 million as of December 31, 2003, an increase of $8.9 million. Working capital as of September 30, 2004 was $53.6 million compared to $47.4 million as of December 31, 2003, an increase of $6.2 million. Our debt to equity ratio (excluding the effect of issuable common stock at December 31, 2003) at both September 30, 2004 and December 31, 2003 was 0.00 to 1.

Cash Flows From Operating Activities. Net cash provided by operating activities increased by $4.2 million, to $10.5 million for the nine months ended September 30, 2004 compared to $6.3 million for the nine months ended September 30, 2003. The increase in net cash provided by operating activities was primarily due to collections on contract and trade accounts receivable, which resulted in a $5.4 million increase in cash coupled with a $1.6 million decrease in income taxes paid due to the timing of estimated tax payments as compared to the prior year period. This increase was partially offset by a $2.2 million increase in cash payments related to employee compensation and the timing of payments to vendors as compared to the prior year period.

Cash Flows From Investing Activities. Net cash used in investing activities totaled $0.8 million for the nine months ended September 30, 2004 compared to $3.7 million for the corresponding prior year period, a decrease of $2.9 million. This decrease in net cash used by investing activities was primarily due to proceeds from the sale of $1.2 million in securities held-to-maturity during the nine months ended September 30, 2004 as compared to purchases of $1.9 million of securities held-to-maturity during the corresponding prior year period coupled with approximately $0.7 million in cash expended for acquisitions in the prior year period. These decreases in cash used in investing activities were partially offset by a $1.0 million increase in capital expenditures associated with equipment purchases during 2004. This increase in capital expenditures was partially due to $0.5 million of equipment purchased by an entity in the energy sector to which we contributed $0.2 million in the second quarter of 2004 for which we received a controlling interest. Accordingly, we have consolidated this entity’s financial results with those of ours.

Cash Flows From Financing Activities. Net cash provided by financing activities increased by $225,000 to $387,000 for the nine months ended September 30, 2004 compared to $162,000 for the nine months ended September 30, 2003. This increase in net cash provided by financing activities resulted primarily from an increase in net proceeds from stock options and restricted shares during the first nine months of 2004.

The Company has available a $10.0 million unsecured line of credit consisting of four components: (i) an acquisition component, (ii) an equipment and vehicle financing component, (iii) a standby letter of credit component, and (iv) a working capital component. The line provides up to a maximum of $5.0 million to finance acquisitions, up to a maximum of $3.0 million to finance equipment and vehicle purchases, up to a maximum of $1.0 million for standby letters of credit, and up to a maximum of $10.0 million less the aggregate outstanding principal balance of the acquisition, equipment and vehicle, and standby letter of credit components for working capital. The line bears interest at either a range of 0.25% below prime to prime, or a range of 1.25% to 1.75% over LIBOR depending on the Company’s ability to meet certain financial covenants. As of September 30, 2004, the Company was in compliance with the financial covenants under this line of credit agreement. All components of the line of credit mature in June 2005. This line of credit agreement restricts the payment of dividends without the bank’s consent. The Company did not have any outstanding balances under this line of credit agreement as of September 30, 2004.

On occasion, we will enter into purchase agreements related to acquisitions which provide for future purchase price payments or “earn-outs” as a result of achieving certain operating results by the acquired companies. As a result of these earn-out provisions, we may be obligated to pay additional consideration in future periods. Current accounting principles require that these earn-outs be accrued on our balance sheet only at the point at which the earn-out period has elapsed and the performance targets have been met. As of September 30, 2004, we have three months remaining on an earn-out for which we may be obligated to pay a maximum of $7.4 million in additional purchase price related to an acquisition in the energy/industrial segment, of which approximately 50% will be paid in cash with the remaining 50% to be paid out in our common stock. This potential earn-out is not currently reflected on our balance sheet as the earn-out period has not elapsed and, therefore, the achievement of the performance target is currently unknown. However, based on current market conditions and our expectations, we do not anticipate that it is likely that a substantial portion of this earn-out amount will be paid.

There have been no significant changes to our contractual obligations or commitments from those disclosed in our most recently filed Form 10-K.

We do not hold any derivative financial instruments for trading purposes or otherwise. In addition, we presently do not enter into any hedging type activities to manage our exposure to foreign currency risk associated with our Brazilian operation which is part of our energy/industrial segment and generated approximately $0.5 million in net revenue for the nine months ended September 30, 2004. Furthermore, we have not engaged in energy or commodity trading activities and do not anticipate doing so in the future, nor do we have any transactions involving unconsolidated entities, special purpose entities, or variable interest entities.

Future Cash Requirements

We expect to fund our future liquidity needs primarily from (i) operating cash flows, (ii) existing balances of cash and cash equivalents and securities held-to-maturity, and (iii) borrowings under our $10.0 million unsecured revolving line of credit which had no outstanding balance as of September 30, 2004. We believe these sources of funds will be sufficient to provide for our operations and planned capital expenditures, and satisfy our lease obligations over the next twelve months. We expect our capital expenditures for the next twelve months to be approximately $2.0 million to $3.5 million.

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

Effect of Recent Accounting Pronouncements

In March 2004, the EITF reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This consensus applies to investments in marketable debt and equity securities, as well as investments in equity securities accounted for under the cost method. It provides guidance for determining when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The provisions of EITF Issue No. 03-1 are effective at the beginning of the first interim period beginning after June 15, 2004, with exception of debt securities that are impaired because of interest rate and/or sector spread increases, for which the effective date is delayed as a result of proposed FSP EITF Issue 03-1-b, “Effective Date of Paragraph 16 of EITF Issue No. 3-1”. The adoption of EITF Issue No. 03-1 did not have a material impact on our financial condition, results of operations, or cash flows.

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

Risk Factors – Risks Related To Our Industries

Our business could suffer if there is a downturn in the real estate market

We estimate that during the first nine months of 2004, approximately 76% of our net revenue and 96% of our income from operations, excluding corporate overhead/expenses, was related to services in connection with residential and commercial real estate development projects. Reduced demand in the real estate market would likely decrease the demand for our services. A decrease in the demand for our services could result in cash flow difficulties and potential operating losses for our company.

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

We derive revenue from engineering services provided to the energy industry. Continued delay and reduction in the pace of construction for new power plants, cogeneration facilities, and electrical distribution facilities has had, and may continue to have an adverse affect on our business

The demand for our services is related to the level and pace of construction of energy related solutions. We believe that the success and further development of this aspect of our business depends, in part, upon the need for and funding of these projects. High energy prices, power shortages, and pressure at state and federal levels for increased supply resulted in increased demand for energy related solutions with an unprecedented number of new power plants, cogeneration facilities, and electrical distribution facilities announced in 2001. However, weakening demand and a softening economy combined with a decline in energy prices have caused builders of such energy related solutions to reconsider planned projects. Many have announced downsizings or cancellations of new power plants and/or alternative power solutions. The decline in the pace of construction of new power plants and/or alternative power solutions has had, and may continue to have, an adverse affect on our energy/industrial segment.

We may have difficulty in attracting and retaining qualified professionals, which may harm our reputation in the marketplace and restrict our ability to implement our business strategy

We derive our revenue almost exclusively from services performed by our professionals. We may not be able to attract and retain the desired number of professionals over the short or long-term. There is significant competition for professionals with the skills necessary for providing our services from major and boutique consulting, engineering, research and other professional service firms. We believe our existing relationships between our clients and our employees is one of our greatest business development assets. Our inability to attract and retain qualified professionals could impede our ability to secure and complete engagements, in which event, we may lose market share and our revenue and profit may decline.

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

Terrorism and related conflicts may have a material adverse effect on our operating results

The terrorist attacks that took place in the United States on September 11, 2001, along with the United States military campaign against terrorism in Afghanistan, Iraq and elsewhere, and ongoing violence in the Middle East have created many economic and political uncertainties, some of which may continue to materially affect the markets in which we operate, and our operations and profitability. The short-term and long-term effects of these developments on our customers, the markets for our services and the U.S. economy are uncertain. The consequences of any terrorist attacks, or any armed conflicts, are unpredictable, and we may not be able to foresee events that could have an adverse effect on our markets or our business.

Risk Factors – Risks Related To Our Business

Our revenue, income and cash flow could decline if there is a downturn in the California economy or real estate market

We estimate that during the first nine months of 2004, approximately 77% of our net revenue was derived from services rendered in California. Poor economic conditions in California may significantly reduce the demand for our services and decrease our revenue and profits. From 1991 to 1996, our business was negatively impacted during the real estate market downturn in Southern California, and we experienced cash flow difficulties and substantial operating losses.

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

If we are unable to successfully implement our acquisition strategy, we may not meet our current expectations of growth and/or operating results

Our growth strategy includes the strategic acquisition of companies that expand our service offerings and geographic presence, including acquisitions that may be larger than our historic acquisitions. If we are unsuccessful in implementing our acquisition strategy, it may be more difficult to implement our diversification strategy and we could fail to achieve the overall revenue and profitability growth that we currently expect. We may not be successful in implementing our acquisition strategy for a number of reasons, including the following:

•	We may fail to consummate an acquisition even if an announcement had been made to acquire a target company;

•	As the engineering industry consolidates, suitable acquisition candidates are expected to become more difficult to locate and may only be available at an increased price or under terms that are less favorable than in the past;

•	We may not be able to arrange suitable financing to consummate an acquisition;

•	We may not be successful in integrating an acquired company’s professionals, clientele and culture into ours;

•	We may not be successful in generating the same level of operating performance that an acquired company experienced prior to the acquisition;

•	As we expand our service offerings and geographic presence, we may not be able to maintain the current level of quality of services;

•	We may not be able to maintain our reputation in an acquired entity’s geographic area or service offerings and as a consequence our ability to attract and retain clients in those or other areas may be negatively impacted;

•	An acquired company may be less profitable than us, resulting in reduced profit margins; and

•	The acquisition, subsequent integration, and ongoing operations of an acquired company may require a significant amount of management’s time, diverting their attention from our existing operations and clients.

We recently opened new offices in Southern California, and may open additional offices. We have incurred, and will continue to incur, start-up expenses and these offices may not be profitable soon, or at all.

If we do not generate additional business through new or existing clients to sustain our new offices and retain qualified management and staff to operate these offices, our margins and profitability may decline. In October 2004, we opened two new offices in Southern California to service existing business in our real estate development sector and in an effort to generate new business. We may open additional offices in California to capitalize on growth or other strategic opportunities. Opening new offices involves start up expenses as well as multi-year capital commitments, and requires substantial management time which may create a distraction from the day to day operations of our business. Critical to the success of an office is having the right management and staff. If the office does not have the right management and staff, it can have low margins or not be profitable. Also, as we open new offices in California and if these offices grow, we increase the risks associated with our significant concentration of business in California and in the real estate development sector.

From time to time, we have and may continue to pursue and invest in business opportunities that are not directly within our core competencies. If these business opportunities are not profitable, our results of operations may be materially adversely affected.

We may not always control all aspects of new business opportunities outside of our core competency and we may depend in part upon the knowledge and expertise of other professional service providers and management teams in order to make these business opportunities profitable. New business opportunities can also require substantial management time which may create a distraction from our day to day business operations. If these business opportunities do not perform as anticipated or are not profitable, our earnings in those periods may be materially adversely affected and we may experience a partial or complete loss of our investment.

Our diversification strategy could decrease our operating margins

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

If our estimates or assumptions used in arriving at the fair value of acquired entities change from those used in our current valuations, we may be required to recognize a goodwill impairment loss

We use estimates in order to determine if goodwill has been impaired. An impairment loss may be required to be recognized if the carrying amount of a reporting unit’s net book value exceeds the estimated fair value of the reporting unit. We arrive at the estimated fair value of a reporting unit by using a variety of customary valuation methods, such as discounted cash flow analysis and multiples of net revenue and earnings before interest and taxes. These valuation methods use a variety of assumptions such as future billable employee headcount, net revenue per billable employee, operating income, cash flow, discount rates and multiples. Estimating fair value of a reporting unit is a subjective process and requires the use of our best estimates. If our estimates or assumptions change from those used in our current valuation, we may be required to recognize an impairment loss. As of September 30, 2004, our goodwill balance, net of accumulated amortization was $23.1 million. We no longer amortize goodwill due to our adoption of SFAS No. 142 “Goodwill and Other Intangible Assets.”

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

Our backlog is an uncertain indicator of future financial performance and is subject to adjustment or cancellation

Our gross revenue backlog for fixed-price contracts and time-and-material contracts with not-to-exceed provisions as of September 30, 2004 was approximately $68.4 million. We cannot assure you that the entire balance of our backlog will convert into revenue since our contracts are subject to scope adjustments and/or cancellations. Scope adjustments or cancellations may result in a reduction in our backlog, which could adversely affect our revenue and profitability.

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

If we are unable to engage qualified subcontractors, we may lose projects, revenue and clients

We often contract with outside companies to perform designated portions of the services we perform for our clients. If we are unable to engage subcontractors, our ability to perform under some of our contracts may be impeded and the quality of our service may decline. As a consequence, we may lose projects, revenue and clients. For the nine months of 2004, subcontractor costs accounted for approximately 8.8% of our net revenue.

We derive revenue from contracts for work performed in foreign countries which are subject to a number of risks that could adversely affect the results from these contracts

International business is subject to the customary risks associated with international transactions, including political risks, local laws and taxes, difficulty in enforcing contracts, the potential imposition of trade or currency exchange restrictions, tariff increases and difficulties or delays in collecting accounts receivables. Weak foreign economies and/or a weakening of foreign currencies against the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations. We presently do not enter into any hedging type activities to manage our exposure to foreign currency risk associated with our Brazilian operations.

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

Insiders have substantial control over us, which could limit your ability to influence the outcome of key transactions

Our executive officers and directors, in the aggregate, hold approximately 17% of our outstanding common stock, of which our chairman of the board and chief executive officer holds approximately 16%. Accordingly, our chairman of the board and chief executive officer can have significant influence over most matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions.

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

Shares of our common stock eligible for public sale could cause the market price of our stock to drop, even if our business is doing well

We currently have approximately 7.9 million shares of common stock outstanding. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price for our common stock. Certain shareholders hold large numbers of shares which they are able to sell in the public market.

Significant sales of these shares could cause the market price of our common stock to decline regardless of the performance of our business. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Our common stock is thinly traded. Consequently, it may be difficult for shareholders to sell our common stock, which may result in losses for investors

The average daily trading volume, excluding block trades, for our common stock on the Nasdaq National Market was approximately 9,000 shares for the trailing twelve months ended September 30, 2004. Accordingly, the market price of our common stock is subject to significant fluctuations that may have been, and may continue to be, exaggerated due to the lack of an active trading market for our common stock. This negative factor may make it difficult for shareholders to sell our common stock, which may result in losses for investors.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate changes primarily as a result of our cash and cash equivalents (“Cash”), securities held-to-maturity (“Securities”) and line of credit, which are used to maintain liquidity and to fund capital expenditures and our expansion. Due to our large balance of Cash and Securities, our earnings and cash flows may be materially impacted by changes in interest rates. We have the intent and believe we have the ability to hold all of our Securities until maturity, and therefore, we should not bear any interest rate risk due to early disposition. Due to our having no outstanding debt as of September 30, 2004, our earnings and cash flows should not be materially impacted by changes in interest rates on our debt. Our bank line of credit is based on variable interest rates and is therefore affected by changes in market rates. We do not enter into derivative or interest rate hedging transactions.

The table below presents the principal amounts of Securities, along with the weighted average interest rates, fair values and expected maturity by year to evaluate the expected cash flows and sensitivity to interest rate changes as of September 30, 2004.

			Fair
	2005	Total	Value(1)
Securities (non-trading)	$3,400,000	$3,400,000	$3,400,000
Weighted average interest rate (2)	1.07%	1.07%	1.07%

(1)	The fair value for Securities was based on the quoted market price of such securities as of September 30, 2004.

(2)	Our Securities are invested in federally tax-exempt bonds.

As the table incorporates only those exposures that existed as of September 30, 2004, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented in the table has limited predictive value. Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on those exposures or positions that arise during the period and interest rates.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Number
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Dated November 4, 2004
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Dated November 4, 2004
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Dated November 4, 2004
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Dated November 4, 2004

(b)	Reports on Form 8-K

On August 5, 2004, we filed a Current Report on Form 8-K, Items 5 and 12, relating to a press release announcing 2004 Second Quarter Results and Earnings Guidance.

On November 4, 2004, we filed a Current Report on Form 8-K, Items 2.02 and 7.01, relating to a press release announcing 2004 Third Quarter Results and Earnings Guidance.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 4, 2004	THE KEITH COMPANIES, INC.
	By:	/s/ Aram H. Keith
Aram H. Keith
Chairman of the Board of Directors and Chief Executive Officer

	By:	/s/ Gary C. Campanaro
Gary C. Campanaro
Chief Financial Officer and Secretary

Exhibit Index

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Dated November 4, 2004
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Dated November 4, 2004
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Dated November 4, 2004
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Dated November 4, 2004