Form 10-K
period 2004-12-31
KEITH COMPANIES INC
filed 2005-03-10
CIK 1080922

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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
Common Stock, $0.001 par value
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      The number of outstanding shares of the registrant’s common stock as of February 1, 2005 was 7,927,290 shares. Based on the closing sale price on the NASDAQ National Market on June 30, 2004, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $93,000,000.(1)
DOCUMENTS INCORPORATED BY REFERENCE
      Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the Annual Meeting of Shareholders scheduled to be held on May 17, 2005.

(1)	For purposes of this calculation, shares owned by executive officers and directors have been deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

THE KEITH COMPANIES, INC.
Annual Report on Form 10-K

		Page

PART I
Item 1.	Business	1
Item 2.	Properties	14
Item 3.	Legal Proceedings	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
PART II
Item 5.	Market for Our Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities	14
Item 6.	Selected Financial Data	15
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 8.	Financial Statements and Supplementary Data	37
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	60
Item 9A.	Controls and Procedures	60
Item 9B.	Other Information	60
PART III
Item 10.	Directors and Executive Officers	60
Item 11.	Executive Compensation	60
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	60
Item 13.	Certain Relationships and Related Transactions	60
Item 14.	Principal Accountant Fees and Services	60
PART IV
Item 15.	Exhibits and Financial Statement Schedules	61
	1. Consolidated Financial Statements	61
	2. Financial Statement Schedules	61
	3. Exhibits	61
Signatures		63
EXHIBIT 10.11
EXHIBIT 10.12
EXHIBIT 10.13
EXHIBIT 10.14
EXHIBIT 21.0
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

i

PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
      This Annual Report on Form 10-K contains certain forward-looking statements, including and/or concerning among others:

•	forecasts of earnings, revenue or other financial items;

•	anticipated activity in the real estate development, public works/infrastructure, and energy/industrial industries;

•	our business strategy for expanding our presence in these industries;

•	anticipated growth and economic expansion in the Western and Midwestern United States;

•	anticipated trends in our financial condition and results of operations;

•	anticipated growth in the pace and size of our acquisitions;

•	anticipated impact of future acquisitions and/or new divisions/offices on the condition of our business by industry and geographic location;

•	the long-term nature of our projects;

•	our ability to attract and retain employees;

•	our business strategy for integrating businesses that we acquire and/or internally create;

•	our ability to sustain our growth and profitability; and

•	our ability to distinguish ourselves from our current and future competitors.
      We generally identify forward-looking statements in this Report using words like “believe,” “expect,” “estimate,” “may,” “plan,” “should plan,” “project,” “contemplate,” “anticipate,” “predict” or similar expressions. You may find some of these statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere is this Report. These statements involve known and unknown risks, uncertainties and other factors, including those described in the “Risk Factors” section, that may cause our or our industry’s actual results, levels of activity, performance or achievements to differ from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Except as required by applicable law, rules or regulations, including the securities laws of the United States, and the rules and regulations of the Securities and Exchange Commission, we do not plan to publicly update or revise any forward-looking statements after we file this Report, whether as a result of any new information, future events or otherwise.

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

      The following illustrates the range of services that we offer:
      From 2000 through 2004, our net revenue has grown by a compounded annual growth rate of 16% and our income from continuing operations has grown at a compounded annual growth rate of 16%. We have accomplished this through both our acquisition strategy to diversify the scope of our services and our geographic presence and through internal growth. We have acquired eight companies since December 1, 1997 and as of January 31, 2005 we had approximately 830 employees/project workers providing our engineering and consulting services from 17 primary divisions in 7 states: California, Michigan, Nevada, Texas, Utah, Oregon, and Arizona. In addition, we also have a small energy operation providing start-up, testing, and other technical consulting services in Brazil.
Industries Served
      As mentioned above, we provide a wide range of engineering and consulting services to the real estate development, public works/infrastructure, and energy/industrial industries. The following is a brief description of the nature of the work associated with each industry that we serve:

Real Estate Development
      Our real estate development segment primarily provides engineering and consulting services for the development of private projects, such as residential communities, commercial and industrial properties, and recreational facilities.
      Residential, commercial, golf, and other recreational developers use professional and technical consultants to provide planning and environmental services to create land use plans, write the supporting planning and environmental documents and process entitlements and permits through governmental authorities. Consultants also assist clients with obtaining approvals and permits from federal, state and local agencies. After projects are approved by governmental agencies, developers need surveying, mapping, and civil engineering services to survey development sites, create accurate boundary and base maps, and provide engineering designs for grading, streets, sewer and water pipelines and facilities, utilities and drainage facilities. Upon completion of the design phase, surveyors provide construction staking services to identify the precise locations of streets, utilities, pipelines, and other facilities to be constructed. In culturally sensitive areas, developers may also require environmental and archaeological services for planning and assistance with environmental approvals as well as construction phase and post-construction phase monitoring services.
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

Public Works/ Infrastructure
      Our public works/infrastructure segment primarily provides services in support of the development of public works/infrastructure projects. These projects include, among others, water and sewer facilities, transportation systems, and institutional projects, such as schools, hospitals and other public facilities.
      Water Resources. Water resources services encompass the study and analysis of rainfall, water collection and distribution, use of water for cleanliness, nourishment and irrigation and the treatment and disposal of used or contaminated water. Due to the multiple demands for municipal, environmental and agricultural uses, water is a resource requiring extensive management throughout the United States. As populations continue to grow and higher standards are placed on protecting the environment without sacrificing the supply and quality of water, water districts, public agencies, agricultural users and municipalities are faced with the challenge of managing their water supplies more efficiently. Protecting communities from natural disasters such as floods and mudflows, cleaning natural waterways, eliminating pollution from storm runoff flowing into the ocean and protecting and enhancing natural riparian resources are among the missions of public water-managing agencies. Private developers also address these issues as part of their land development.
      Transportation. Highly experienced transportation planners, engineers, and designers provide the entire spectrum of resources necessary to effectively engineer and design state-of-the-art transportation infrastructure. Engineers develop street, major arterial and highway designs in cooperation with federal, state and local agencies to improve transportation networks. Highway and interchange projects require engineering designs for roadways and interchanges for the placement or relocation of sewer and water pipelines and utility lines and for rainfall run-off management. Surveying services are also required for the establishment of proper rights of way for these facilities and for the layout for construction.
      Institutional Projects. Public and quasi-public facilities including schools and hospitals require services very much like those we provide to commercial developers in the real estate development industry.
      Historically, during periods of unfavorable private sector economic conditions, public works projects have typically provided ongoing and more reliable sources of revenue for engineering firms and consultants than private real estate development and other private projects. Public projects are often long-term and have generally provided more determinable and consistent revenue streams than non-publicly funded projects.

Energy/ Industrial
      Our energy/industrial segment primarily provides the technical expertise and management to design and test manufacturing facilities and processes, design mechanical and electrical systems solutions, and design, test and start-up primary and alternative energy power systems for power generators and large scale power consumers.
      The energy/industrial industry consists of manufacturing facilities, processing facilities, power generation and distribution, and production/refining methods and systems. Power generation facilities, buildings, machines, assembly lines, factories and refineries require mechanical, electrical and process engineering services to enable utilization of new processes and to improve efficiency and reliability of their production effort. Comprehensive engineering services that are required include:

•	Design or redesign of electrical, heating, ventilation and air conditioning systems;

•	Mechanical equipment design;

•	Equipment selection and purchasing;

•	Design of integrated computer and monitoring device systems to control manufacturing and process equipment;

•	Chemical/process engineering;

•	Energy generation and usage consulting;

•	Fire protection engineering;

•	Material handling and process flow planning;

•	Automation and robotics design;

•	Construction management and installation supervision;

•	Plant testing during construction and start-up;

•	Plant operations and maintenance;

•	Project management; and

•	Computer programming.
      Projects that utilize mechanical, electrical and process engineering and consulting services include:

•	Energy/ Power Generation and Management: power plants, wind farms, natural gas/electrical systems and distribution systems;

•	High Tech Facilities: biotechnology, pharmaceutical and laboratory facilities, computer centers, control rooms and research and development facilities;

•	Heavy Manufacturing: automotive assembly, port terminal facilities and pulp and paper processing;

•	Consumer Products: beverage, household products, packaging, and food processing;

•	Educational Facilities: school and university buildings and campuses; and

•	Public Facilities: medical buildings, hospitals, and publicly owned or occupied buildings.
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

Reputation
      We have a reputation for providing high quality services, which is strengthened due to the personal relationships developed between our staff and representatives of clients and agencies. We have been awarded many projects either due to our expertise in working with an agency or project type or because a particular client desires to work with, and can count on, specific project managers. In addition, we have received numerous awards for technical excellence, including:

For the 2004 Year

•	Outstanding Private Sector Civil Engineering Project of the Year — American Society of Civil Engineers (“ASCE”), Los Angeles Section

•	Sears American Dream-Maker Award for Habitat for Humanity

•	Outstanding Land Development Project of the Year — ASCE, Orange County, CA Branch

•	Outstanding Government Civil Engineering Project Award — ASCE, Los Angeles Section

•	Outstanding Engineer of the Year, Private Sector — ASCE, Los Angeles Section

•	Engineer of Merit — ASCE — Mr. Bill Lawson, PE, F. ASCE

•	Water Quality Award Honorable Mention — Michigan Association of County Drain Commissioners

•	Award of Merit for Engineering Excellence — American Council of Engineering Companies, Michigan

•	Award of Excellence — Michigan Concrete Paving Association

Previous Years

•	Three Engineer of Merit Awards — ASCE, Orange County, CA Branch

•	Water Quality Awards for Innovational Excellence — The Michigan Association of County Drain Commissioners

•	Award of Excellence — Honor Award from the City of Rancho Cucamonga, CA for design excellence

•	Engineering Project Achievement Award — Orange County, CA Engineering Council

•	Project Achievement Award — ASCE, Orange County, CA Branch

•	Outstanding Environmental Analysis Document — Large Jurisdiction Award from the Association of Environmental Professionals, Inland Empire, CA Chapter

Industry and Professional Experience
      We believe that our senior management has the proven ability to execute our business plan and capitalize on new opportunities. Since December 1, 1997, management has closed eight acquisitions, enabling us to diversify both our revenue base and our geographic scope. Acquisitions continue to be a key component of our business plan. In most of the acquisitions, we have retained the management teams of the acquired companies and provided the financial and management infrastructure to promote sustainable growth. In addition, the entire management team, from project manager to senior executive manager, is particularly adept at the relationship side of the business that plays a critical role in the world of engineering and consulting services.
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

Full Service Approach
      We provide a full complement of engineering and consulting services enabling a project owner to obtain those services efficiently from us. Otherwise, since many consulting and engineering services firms specialize in only one or a few services, a project owner may often be required to engage several engineering and/or consulting firms during the various phases of a project. The phases range from identifying and evaluating whether to acquire land or facilities, to designing, engineering and managing the construction of the finished project. In many cases, in addition to providing services during various phases of a project, we provide monitoring and maintenance services on projects after construction is complete. We believe that clients realize significant cost and time savings and maintain consistent quality by concentrating their engineering and consulting services in as few firms as practicable.

Cross-Marketing
      Due to our reputation within the industries we serve and due to our varied technical expertise, we have frequently increased the scope of services provided to a client from an initial engagement, such as large-scale land planning, to include other services, for example mapping, surveying and end-user site design. When we expand into new geographic regions, we have successfully cross-sold between our divisions and/or our various industries and intend to continue to cross-sell the services we offer.
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

Effective Organizational Structure
      We believe that our organizational structure allows us to compete effectively with small-and mid-sized local firms as well as with large regional, national and international firms. Our organizational structure combines the efficiencies associated with centralization and the flexibility of decentralization. When appropriate, our primary administrative functions are centralized in our corporate headquarters in Irvine, California allowing us to reduce duplicative functions and personnel at our divisional offices. We believe that this centralization allows the management at our divisional offices the freedom to focus on identifying new business opportunities and overseeing the services they provide, and also allows our project managers the flexibility to focus on being responsive to client needs. Since our divisions are managed by technical professionals with excellent client relationships and industry reputations, we promote decentralization of those aspects of our business which involve technical expertise and client relationships.
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

•	Expand Services in Public Works/ Infrastructure, and Energy/ Industrial Industries. To reduce our susceptibility to the economic cycles affecting any particular industry, we intend to continue expanding our work in public works/infrastructure and energy/industrial. Much of our expertise, including Computer Aided Drafting (“CAD”) work, certain engineering specialties and administrative functions, can provide support across industries in the event that a particular industry segment experiences economic downturns. We believe that by expanding our services into industries which follow different economic cycles, we are able to reassign talented employees to other project types and help provide stability for our core staff, management and profit levels. Our acquisitions of John M. Tettemer & Associates Ltd.; ESI, Engineering Services Incorporated; Thompson-Hysell, Inc.; Pacific Engineering Corporation; Universal Energy, Inc.; and ALNM Group Inc. have enhanced our ability to expand our services, some of which follow different economic cycles.

•	Expand Geographically. To diminish the impact of regional economic cycles and to further enhance cross-selling opportunities, we intend to continue to expand our geographic presence by making acquisitions, possibly opening additional divisional offices and by marketing our services to clients with national and international needs. Our geographic growth may provide us with broader access to employee pools, work-sharing between regions and new business opportunities. We believe that our acquisitions of ESI, Engineering Services Incorporated; Thompson-Hysell; Crosby, Mead, Benton & Associates; Hook & Associates Engineering, Inc.; Pacific Engineering Corporation; Universal Energy, Inc. and ALNM Group, Inc. have enabled us to more effectively sell additional services in the entire Southwest and the Midwest.

•	Expand and Enhance Technical Capabilities. We intend to diversify our services to meet demands of our clients, industry segments and new markets. As part of our effort to continue diversifying the scope of our services, we intend to pursue strategic partnering relationships and acquisitions.

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

      The following table sets forth information regarding our eight acquisitions since December 1, 1997:

Acquisition		Primary
Date	Company Acquired	Markets Currently Served	Services Offered

December 1997	ESI, Engineering Services Incorporated	Northern California	Energy/industrial services

August 1998	John M. Tettemer and Associates, Ltd.	Southern California	Water resources engineering services

July 1999	Thompson-Hysell, Inc.	Northern and Central California; Utah	Land development design and water resources engineering services

October 2000	Crosby, Mead, Benton & Associates	Southern California	Land development design, infrastructure design and landscape architecture

January 2001	Hook & Associates Engineering, Inc.	Arizona	Land development and transportation services

September 2001	Pacific Engineering Corporation	Oregon; Washington	Energy/industrial services

November 2001	Universal Energy, Inc.	National; International	Power plant operations, training, testing, and start-up

March 2002	ALNM Group, Inc.	Michigan	Environmental, water resources, and other engineering services
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
      Our staff is experienced with the preparation of complex and challenging environmental planning documents such as Environmental Impact Reports, Environmental Impact Statements, initial studies and environmental assessments. Our experience includes the preparation of documents that comply with the California Environmental Quality Act (CEQA) and the National Environmental Policy Act (NEPA). Our environmental staff has been instrumental in developing permit strategy consensus among federal agencies such as the Army Corps of Engineers, U.S. Fish and Wildlife, and the Environmental Protection Agency as well as with agencies of the State of California.

Cultural Resources Services
      We perform archaeological and paleontological studies that range from site review and records analysis to the development of measures to protect sensitive or valuable cultural resources. Further, we conduct field sampling and testing to establish or verify findings of a site review and previously documented information to determine both the quantity and quality of culturally valuable materials for a given site. Many environmental impact analyses result in requirements to protect significant cultural resources that may exist on a property, such as native American community settings, artifacts, and burial sites.
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

Instrumentation/ Control Systems Integration Engineering Services
      Our professionals integrate equipment selection, maintenance requirements and spare parts inventory by designing, selecting and reviewing mechanical, piping and electrical layouts, and providing operations and maintenance, training, start-up and emergency procedures for state-of-the-art processes or the automation of outdated manufacturing processes. These services are essential to creating an efficient operating facility.

Fire Protection Engineering Services
      We provide fire protection engineering services in connection with both new construction and the renovation or modification of existing facilities to assist clients in defining and providing an acceptable level of fire safety in a cost-effective manner.

Electrical Engineering Services
      Electrical engineering services include the design of electrical power systems for buildings, manufacturing plants and miscellaneous facilities; design of lighting systems; and selection of other equipment that delivers or uses electrical power. We design various types of electrical power generation systems and power distribution systems. We also provide cogeneration and backup emergency power supply designs for university campuses and multiple building commercial facilities.

Mechanical Engineering Services
      Mechanical engineering services include the design of energy systems, heating, ventilation, air conditioning (“HVAC”) systems, plumbing systems, water distribution systems and fire protection systems for facilities and buildings. We also design boiler, chilled water, compressed air, and other building facilities. Additionally, we provide mechanical engineering expertise for production line automation and manufacturing engineering support.

Chemical/ Process Engineering Services
      Our chemical/process engineers design systems and processes for a variety of manufacturing and industrial facilities like food and beverage, pharmaceutical, chemical and petroleum facilities.

Start-Up, Testing, Operations and Maintenance
      As plants such as those for power generation or wastewater treatment are constructed, they require significant testing during construction to ensure that various functions are performing as designed and expected. This work includes testing the system processes, electrical equipment, instrument calibration, and numerous other tests to ensure that the plant will function as intended when it becomes operational. It then needs to be started and monitored, and the permanent staff for the plant must be trained to operate and manage it. We provide such services including testing, start up, and training for power plants. In addition, we provide operations and maintenance services for water and wastewater plants and have the ability to provide the same for power plants.
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
      One of the keys to being successful in cross-marketing our services is to ensure that all of our managers understand the complete capabilities of our company, including our full range of services and the geographic locations and industries in which we offer and provide our services. We give presentations to our staff to educate them on our full capabilities and to encourage them to identify cross-marketing opportunities. In addition, we have implemented a formal cross-marketing program. We have produced various tools to highlight pertinent information on each of our divisions. These are available to all managers in each division as part of an approach geared to facilitate easy “lead sharing” between divisions and to maximize the effectiveness of our cross-marketing efforts. We have been awarded numerous new or extended contracts as a direct result of this effort to promote successful cross-selling. In order to assist our cross-selling efforts, our divisional offices provide summaries of significant proposals to our corporate business development department for review of potential cross-selling and business enhancement opportunities.
      One of our most effective methods of developing client relationships and winning new contracts has been our Executive Land Search Program. In our “map rooms,” we have computerized geographic information systems maps, aerial maps and city and county maps. We use these maps along with corresponding database information to identify and track a multitude of existing and potential projects. We then use that data when meeting with existing and prospective clients and refer available projects to them.
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
Pittsfield Charter Township, Michigan

Energy/Industrial

Alyeska Pipeline Service Company
Bonneville Power Administration
ChevronTexaco
New United Motors Manufacturing, Inc.
University of Michigan
Weyerhaeuser Company
      No individual client accounted for more than 10% of our net revenue in 2002, 2003 or 2004.
Backlog
      Our gross revenue backlog for fixed price contracts and time and material contacts with not-to-exceed provisions as of December 31, 2004, was approximately $74.6 million as compared to $57.9 million at December 31, 2003. Our backlog represents an estimate of the remaining future gross revenue from existing signed contracts, and contracts which have been awarded with a defined scope of work and contract value and on which we have begun work with verbal client approval. We do not believe that backlog is fully indicative of the amount of potential future revenue that we may achieve due to the short-term nature of the contracts under which we generally provide our services compared to the long-term nature of the projects and since our contracts are subject to cancellations and/or scope adjustments.
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

Factors Most Affecting Our Business
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
      We continue to experience a high level of demand for our services in the residential real estate industry, which in part, has been positively impacted by the continued low interest rate environment along with an out of balance supply/demand relationship which is most notable in California. The demand for services in this area has made the hiring and retaining of qualified professionals a challenge for us. The reduced funding of public works projects has not only reduced the number of contracts available to propose on, but it has also increased the amount of competition for that work. The energy/industrial industry is still negatively impacted by the low demand for new power plants and/or alternative power solutions, coupled with an overall decrease in capital spending in that industry. We are, however, seeing an indication that demand and work in this area may increase as a result of the recent extension of the production tax credit for renewable energy projects and industrial project starts.
      There are a number of opportunities, challenges and risks that we face. The main opportunities that we are currently focusing on are acquisitions in the public works/infrastructure industry, opening new offices focusing mainly in the real estate development industry, and proposing on contracts/opportunities in the energy/industrial industry. Challenges that we currently face include, but are not limited to, identifying accretive acquisition candidates, attracting and retaining qualified professionals, servicing our clients on a timely basis, estimating and managing our costs on fixed-price contracts and/or contracts with not-to-exceed provisions, maintaining our profit margins, successfully implementing our Enterprise Service Automation (“ESA”) software system which will replace our existing accounting and project reporting system, and the costs and time involved with complying with the requirements of the Sarbanes-Oxley Act of 2002 primarily due to the potential changes resulting from the implementation of our new ESA system. For a detailed discussion of risks that may impact us, please refer to the “Risk Factors” section included in this Report. We believe that we have the appropriate staff and procedures in place to take the steps that are necessary and feasible to address our main opportunities, challenges and risks.
Employees
      As of January 31, 2005, we had approximately 830 employees and project workers. Believing that our success depends significantly upon attracting and retaining talented, innovative and experienced professionals, we are comprised of highly skilled personnel with significant industry experience and strong client relationships. We employ licensed civil engineers, mechanical engineers, electrical engineers, land surveyors, landscape architects, certified planners, information technology specialists, power plant personnel, geodesists and archaeologists, among others.
      At December 31, 2004, none of our employees were a party to a collective bargaining agreement other than approximately 10% of our employees whom we employ as field surveyors in California. Our field survey employees in our Southern California offices are covered by a Master Labor Agreement between the International Union of Operating Engineers Local Union No. 12 and the Southern California Association of Civil Engineers and Land Surveyors, which expires in October 2007. Our field survey employees in our Northern California offices (approximately 3% of our employees) were covered by a Master Agreement between the Bay Counties Civil and Land Surveyors Association and Operating Engineers Local Union No. 3, which expired in March 2005. Although we are currently operating under the terms of the existing agreement, we are in the process of negotiating the terms of a new agreement with Local Union No. 3. We cannot assure you that we will enter into a new agreement on terms similar to our prior agreement, if at all.

Available Information
      We maintain a website with the address www.keithco.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Report. We make available free of charge, through our website via a hyperlink to a third party service, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file that material with, or furnish such material to, the Securities and Exchange Commission.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.
PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
      Our common stock is traded on the Nasdaq National Market under the symbol “TKCI.” The following table sets forth the low and high closing bid prices per share of our common stock for each calendar quarter indicated as reported on the Nasdaq National Market.

	Low	High

Year Ended December 31, 2003:
First Quarter	$9.12	$12.83
Second Quarter	9.55	10.95
Third Quarter	9.95	13.38
Fourth Quarter	11.97	14.30
Year Ended December 31, 2004:
First Quarter	$13.72	$14.59
Second Quarter	13.72	14.90
Third Quarter	13.86	15.50
Fourth Quarter	14.05	17.59
      The closing sales price of our common stock was $16.54 as of February 17, 2005.
      We have not declared or paid any cash dividends on our capital stock. In addition, our credit agreement with our bank currently restricts the payment of dividends without the bank’s consent. This credit agreement matures in June of 2005.
Recent Issuances of Unregistered Securities
      In connection with our acquisition of Universal Energy, Inc. (“UEI”) in November 2001, the former shareholders were eligible for additional consideration in the form of an earn-out provision. As part of the earn-out, which was based on certain profitability targets for 2002, 2003, and 2004, we were obligated to issue additional shares of our common stock. These shares were to be issued in three installments in May 2003, May 2004 and May 2005. In May 2003, we issued 70,907 shares of our common stock with an aggregate value of

$714,000 primarily related to the 2002 portion of the earn-out. UEI did not meet its profitability targets related to 2003 or 2004, and, therefore, we did not issue any additional shares in 2004 and will not issue any additional shares in 2005 or thereafter. These shares were issued in transactions exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.
      In connection with our acquisition of ALNM Group, Inc. (“ALNM”) in March 2002, the purchase agreement provided for the issuance of unregistered shares of our common stock to the former shareholders of that company. We issued the former shareholders of ALNM 141,856 shares of our common stock in 2002 with an aggregate value of $1,569,000 and issued an additional 74,171 shares of our common stock in 2004 with an aggregate value of $779,000. These shares were issued in transactions exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. We are not obligated to make further issuance of our common stock related to this acquisition under the purchase agreement. This purchase agreement did not provide for an earn-out provision.

ITEM 6.	SELECTED FINANCIAL DATA
      The selected financial data includes the consolidated financial statement data for the periods presented.
      The statement of income data for the years ended December 31, 2002, 2003 and 2004, and the balance sheet data as of December 31, 2003 and 2004, have been derived from our audited consolidated financial statements which are included elsewhere in this Report. The statements of income data for the years ended December 31, 2000 and 2001, and the balance sheet data as of December 31, 2000, 2001 and 2002, have been derived from our audited consolidated financial statements which are not included in this Report.
      The following information should be read in conjunction with our consolidated financial statements and the related notes and our Management’s Discussion and Analysis of Financial Condition and Results of Operations which are included elsewhere in this Report.

	Years Ended December 31,

	2000	2001	2002	2003	2004

	(Dollars in thousands, except for share data)
Statement of Income Data:
Gross revenue	$57,835	$74,314	$106,487	$99,950	$105,346

Net revenue	53,381	66,844	91,598	90,744	96,754
Costs of revenue	34,118	42,655	59,286	58,359	60,363

Gross profit	19,263	24,189	32,312	32,385	36,391
Selling, general and administrative expenses	11,078	14,330	19,535	21,070	23,013

Income from operations	8,185	9,859	12,777	11,315	13,378
Interest (expense) income, net	(310)	289	431	264	481
Other income (expense), net	44	(54)	625	259	46

Income before provision for income taxes and discontinued operations	7,919	10,094	13,833	11,838	13,905
Provision for income taxes	3,199	3,916	5,397	4,617	5,468

Income from continuing operations	4,720	6,178	8,436	7,221	8,437
Loss from discontinued operations, net of income taxes	—	329	628	—	430

Net income	$4,720	$5,849	$7,808	$7,221	$8,007

Earnings per share from continuing operations-diluted	$0.89	$0.87	$1.07	$0.91	$1.05

Earnings per share–diluted	$0.89	$0.82	$0.99	$0.91	$1.00

Weighted average shares outstanding–diluted	5,299,679	7,092,505	7,868,877	7,957,344	8,039,457

	As of December 31,

	2000	2001	2002	2003	2004

	(Dollars in thousands)
Balance Sheet Data:
Working capital	$7,343	$38,781	$39,613	$47,416	$55,472
Total assets	33,312	71,492	82,226	87,536	97,969
Total debt, excluding issuable common stock	5,745	1,912	70	—	—
Total shareholders’ equity	18,239	53,733	63,612	71,962	81,921

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      You should read the following discussion and analysis together with a description of our business as outlined in detail in this Report under Item 1. Business and with our consolidated financial statements and related notes included elsewhere in this Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this Report.
Overview

Business
      We are a full service engineering and consulting services firm providing professional services on a wide range of projects to the real estate development, public works/infrastructure, and energy/industrial industries. During 2004, the percentage of our net revenue generated from services related to our real estate development, public works/infrastructure, and energy/industrial segments was approximately 76%, 15%, and 9%, respectively. Excluding corporate overhead/expenses, our real estate group contributed approximately 89% of our total income from operations during 2004. In an effort to diversify our business, we intend to expand our presence in the public works/infrastructure and energy/industrial industries. See the “Diversification Strategy” section below for additional information.
      We currently have approximately 830 employees/project workers and provide our engineering and consulting services from 17 primary divisions located in seven states: California, Michigan, Nevada, Texas, Utah, Oregon, and Arizona. In addition to these 17 primary divisions, we also have a small energy operation providing start-up, testing, and other technical consulting services in Brazil. During 2004, approximately 77% of our net revenue was generated from services rendered in California.

Services Provided
      We provide a broad range of services. In the real estate development, and public works/infrastructure industries, our primary services include civil engineering, surveying and mapping, land planning, environmental services, cultural resources services, construction management, site acquisition, and water resource engineering. The services we provide to the energy/industrial industry primarily include instrumentation and controls systems engineering, fire protection engineering, electrical engineering, mechanical engineering, chemical process engineering, start-up and testing, and operations and maintenance.

Diversification Strategy
      To help reduce our susceptibility to economic cycles affecting the real estate development industry, we intend to expand our work in the public works/infrastructure and the energy/industrial industries as feasible, based upon such items as economic and market conditions. We believe that among other business initiatives, our acquisition strategy may play a significant role in contributing to this objective. We currently are focusing our acquisition efforts on companies which are mainly in the public works/infrastructure sector. Expanding our presence in the public works/infrastructure and energy/industrial industries may have a significant impact on our future net revenue mix. As a result of this diversification strategy, our operating margins may be negatively affected by the decreased business concentration from the real estate development industry which has historically yielded higher operating margins than services provided to the public works/infrastructure and energy/industrial industries.
      For a more detailed discussion of our business, the services we provide, and the factors affecting our business, please refer in this Report to Item 1. Business.

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

Costs of Revenue
      Costs of revenue include labor, non-reimbursable costs, materials and various direct and indirect overhead costs including rent, utilities and depreciation. Direct labor employees work predominantly at our offices and at client job sites. The number of direct labor employees assigned to a contract will vary according to the size, complexity, duration and demands of the project. Contract terminations, completions, scheduling delays and contract proposal activity may result in periods when direct labor employees are not fully utilized. As we grow, we anticipate that we will add professional and administrative staff to support our growth. These professionals are in great demand and are likely to remain a limited resource for the foreseeable future. The significant competition for employees with the skills we require creates wage pressures on professional compensation. We attempt to increase our billing rates to customers to compensate for wage increases. There can be, however, a lag before wage increases can be incorporated into our existing contracts. Some expenses, primarily long-term leases, are fixed and cannot be adjusted in reaction to an economic downturn.

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

Critical Accounting Policies and Significant Estimates
      The accounting policies that are most important to the portrayal of our financial condition and results of operations, and that require management’s most difficult, subjective or complex judgments, are considered to be our critical accounting policies. Because of the uncertainties inherent in making assumptions and estimates regarding unknown future outcomes, future events may result in significant differences between estimates and actual results. We believe that each of the assumptions and estimates are appropriate in the circumstances, and represent the most likely future outcome. The following are what we believe are the critical accounting policies most affected by management estimates and judgments.
      Revenue Recognition and Cost Estimates on Contracts. We use estimates in recognizing revenue related to our contracts with fixed price or not-to-exceed provisions. For these contracts, revenue is recognized under the percentage of completion method of accounting based on the proportion of actual direct contract costs incurred to total estimated direct contract costs. We believe that cost incurred is the best available measure of progress toward completion on these contracts. Estimating the total estimated direct contract cost is a subjective process and requires the use of our best estimates based upon the current information known by us at that point in time. Our estimates of total direct contract cost have a direct impact on the revenue recognized by us. If our current estimates of total direct contract costs turn out to be higher than our previous estimates of total direct contract cost, then we would have over-recognized revenue for that previous period. Conversely, if our current estimates of total direct contract costs turns out to be lower than our previous estimates of total direct contract costs, we would have under-recognized revenue for that previous period. In both cases, a job-to-date adjustment would be made to true-up revenue as a change in estimate applied prospectively.
      Goodwill. We use estimates in order to determine if goodwill has been impaired. An impairment loss may be recognized if the carrying amount of a reporting unit’s net book value exceeds the estimated fair value of the reporting unit. We arrive at the estimated fair value of a reporting unit by using a variety of customary valuation methods, such as discounted cash flow analysis and multiples of net revenue and earnings before interest and taxes. These valuation methods use a variety of assumptions such as future billable employee headcount, net revenue per billable employee, operating income, cash flow, discount rates and multiples. Estimating fair value of a reporting unit is a subjective process and requires the use of our best estimates. We perform our valuation analysis at least annually or if an event occurs or circumstances change that would indicate the carrying amount of goodwill may be impaired. If our estimates or assumptions change from those used in our current valuation, we may be required to recognize an impairment loss in future periods.
      Provision for Doubtful Accounts. We use estimates in arriving at our allowance for doubtful accounts related to our contracts and trade receivables. These estimates are based on our best assessment as to the collectibility of the related receivable balance. Each quarter, we re-evaluate our estimates to assess the adequacy of our allowance for doubtful accounts and adjust the allowance for doubtful accounts as necessary. Factors considered in arriving at our allowance for doubtful accounts include among other things, historical and anticipated client default rates at the various aging categories of contract and trade receivables and the overall business environment/economy. Future collections of receivables that are different from our current estimates will affect results of operations in those future periods.
      Discretionary Bonus Plan. We have a discretionary bonus plan under which we may award an annual cash performance bonus to our employees. We accrue for this discretionary bonus on a quarterly basis based upon our best estimate as to the annual discretionary bonus award to be paid. Our estimating process is subjective and is based upon the current information known to us at that point in time. As a result of potential changes to our estimates, our quarterly results may be significantly affected by adjustments to the discretionary bonus accrual. In the fourth quarter of 2004, we made our final adjustment to the 2004 discretionary bonus accrual. Any annual bonus award under this plan is at the discretion of the Compensation Committee of the Board of Directors.

Results of Operations
      The following table sets forth supplemental consolidated operating results for each of the periods presented as a percentage of net revenue:

	Years Ended December 31,

	2002	2003	2004

Gross revenue	116.3%	110.1%	108.9%
Subcontractor costs	16.3	10.1	8.9

Net revenue	100.0	100.0	100.0
Costs of revenue	64.7	64.3	62.4

Gross profit	35.3	35.7	37.6
Selling, general and administrative expenses	21.4	23.2	23.8

Income from operations	13.9	12.5	13.8
Interest income, net	0.5	0.3	0.5
Other income, net	0.7	0.3	0.1

Income before provision for income taxes and discontinued operations	15.1	13.1	14.4
Provision for income taxes	5.9	5.1	5.7

Income from continuing operations	9.2	8.0	8.7
Loss from discontinued operations, net of income taxes	0.7	0.0	0.4

Net income	8.5%	8.0%	8.3%

      The following table sets forth our consolidated statements of income for the years ended December 31, 2003 and 2004 and includes the dollar and percentage change:

	Years Ended December 31,
	(Dollars in thousands)

			$	%
	2003	2004	Change	Change

Gross revenue	$99,950	$105,346	$5,396	5.4%
Subcontractor costs	9,206	8,592	(614)	(6.7)

Net revenue	90,744	96,754	6,010	6.6
Costs of revenue	58,359	60,363	2,004	3.4

Gross profit	32,385	36,391	4,006	12.4
Selling, general and administrative expenses	21,070	23,013	1,943	9.2

Income from operations	11,315	13,378	2,063	18.2
Interest income, net	264	481	217	82.2
Other income, net	259	46	(213)	(82.2)

Income before provision for income taxes and discontinued operations	11,838	13,905	2,067	17.5
Provision for income taxes	4,617	5,468	851	18.4

Income from continuing operations	7,221	8,437	1,216	16.8
Loss from discontinued operations, net of income taxes	—	430	430	—

Net income	$7,221	$8,007	$786	10.9%

      Prior to January 1, 2004, we had grouped our operations, for financial reporting purposes, into two primary segments: Real Estate Development and Public Works/ Infrastructure (“REPWI”) and Energy/ Industrial (“EI”). Effective January 1, 2004, we group our operations into three primary reportable segments: Real Estate Development (“RE”), Public Works/ Infrastructure (“PWI”) and Energy/ Industrial (“EI”). All prior period segment information has been adjusted to conform to the current period presentation. The following tables set forth certain unaudited financial information regarding our reportable segments for the years ended December 31, 2003 and 2004:

	For the Year Ended December 31, 2003
	(Dollars in millions)

		% of		% of		% of		% of Cons.		% of
	RE	Net Rev	PWI	Net Rev	EI	Net Rev	Corp.	Net Rev	Cons.	Net Rev

Net Revenue	$63.9	100.0%	$14.6	100.0%	$12.3	100.0%	$—	0.0%	$90.7	100.0%
Gross Profit	24.7	38.7%	4.7	32.2%	3.0	24.3%	—	0.0%	32.4	35.7%
SG&A Expenses	7.3	11.5%	3.0	20.2%	2.2	17.6%	8.6	9.5%	21.1	23.2%

Income (loss) From Operations	$17.4	27.2%	$1.7	12.0%	$0.8	6.7%	$(8.6)	(9.5)%	$11.3	12.5%

	For the Year Ended December 31, 2004
	(Dollars in millions)

		% of		% of		% of		% of Cons.		% of
	RE	Net Rev	PWI	Net Rev	EI	Net Rev	Corp.	Net Rev	Cons.	Net Rev

Net Revenue	$73.4	100.0%	$14.4	100.0%	$9.0	100.0%	$—	0.0%	$96.8	100.0%
Gross Profit	29.2	39.8%	4.8	33.2%	2.4	26.8%	—	0.0%	36.4	37.6%
SG&A Expenses	7.6	10.4%	2.5	17.1%	2.0	22.6%	10.9	11.3%	23.0	23.8%

Income (loss) From Operations	$21.6	29.4%	$2.3	16.1%	$0.4	4.2%	$(10.9)	(11.3)%	$13.4	13.8%

Years Ended December 31, 2004 and December 31, 2003
      Net Revenue. Net revenue for 2004 increased $6.0 million, or 6.6%, to $96.8 million compared to $90.7 million during 2003. This increase in net revenue was primarily due to increased net revenue generated from our real estate development segment, partially offset by lower net revenue from our energy/industrial segment.
      Net revenue from our real estate development segment increased $9.5 million, or 14.9%, to $73.4 million for 2004 compared to $63.9 million for 2003. This increase was primarily due to a strong California residential real estate market, which was partially fueled by the continued low interest rate environment along with an out of balance supply/demand relationship which is most notable in California. The demand for our services related to the residential real estate market component of our real estate development segment resulted in an increase in our billable employee headcount, improvement of our billable employee utilization rate and a higher direct labor multiplier from this segment for 2004 as compared to 2003. The billable employee utilization rate is a measure of employee billability. The direct labor multiplier shows the amount of net revenue generated for each dollar of direct labor costs incurred on contracts.
      As noted above, we continue to experience strong results from our real estate development segment which has benefited from the low interest rate environment along with an out of balance supply/demand relationship which is most notable in California. Certain events, including the Federal Reserve’s decision to increase the federal funds rate, lead us to believe that there may be further increases in interest rates. If interest rates continue to rise, this may impact the demand for real estate, and therefore may have a negative impact on our net revenue and profitability. Additionally, there are geographic areas that showed a reduction in the pace of home sales in recent months where we provide large portions of our real estate development services. If home sales slow to a point where demand does not out-pace supply by a large enough margin, our clients may slow down or cancel work which may have a negative impact on our net revenue and profitability.

      Net revenue from our energy/industrial segment decreased $3.3 million, or 27.1%, to $9.0 million during 2004 compared to $12.3 million during 2003. This decrease was primarily due to a continued slowdown in the pace of construction of new power plants and/or alternative power solutions along with a general decrease in capital spending in the energy/industrial industry. This continued slowdown resulted in a significant decrease in the number of our billable employees/project workers for 2004 as compared to 2003. In addition, we experienced a decrease in our billable employee/project worker utilization rates in this segment, as employees became less billable during 2004 as compared to 2003. These decreases were partially offset by a slight increase in our direct labor multiplier from this segment during 2004 as compared to 2003.
      Market uncertainties in the power generation portion of the energy/industrial industry have caused a decline in the pace of construction of new power plants and/or alternative power solutions and a general decrease in capital spending in the energy/industrial industry. As a result and as mentioned above, our energy/industrial segment continued to experience a reduction in net revenue during 2004 as compared to 2003. However, we continue to be encouraged by the level of proposal activity in the energy/industrial segment. If proposals are not awarded as contracts and/or the market uncertainty continues, there may be further reductions in net revenue which would continue to negatively impact profitability from our energy/industrial segment.
      Net revenue from our public works/infrastructure segment decreased $0.2 million, or 1.1%, to $14.4 million during 2004 compared to $14.6 million during 2003. Although these decreases are not significant in comparison to our overall company-wide net revenue, certain current conditions, including a weak economy in the public works/infrastructure industry and continued delay in funding of public works projects, lead us to believe that we could experience a further reduction in net revenue and profitability related to this segment if project funding delays were to continue, which may result in an adverse impact to our overall company-wide net revenue and profitability.
      Gross Profit. Gross profit during 2004 increased $4.0 million, or 12.4%, to $36.4 million compared to $32.4 million during 2003. The increase in gross profit was primarily attributable to higher gross profit generated by our real estate development segment partially offset by lower gross profit from our energy/industrial segment.
      Gross profit from our real estate development segment increased $4.5 million, or 18.2%, to $29.2 million during 2004 compared to $24.7 million during 2003. This increase in gross profit for 2004 was primarily attributable to a strong California residential real estate market which resulted in an increase in our billable employee headcount, an improvement in our billable employee utilization rate and a higher direct labor multiplier compared to 2003, as mentioned above. This increase in gross profit was partially offset by an increase in our discretionary bonus accrual of $0.5 million.
      Gross profit from our energy/industrial segment decreased $0.6 million, or 19.7%, to $2.4 million during 2004 compared to $3.0 million during 2003. The decrease in gross profit was primarily due to a continuing decline in the pace of construction of new power plants and/or alternative power solutions and a general decrease in capital spending in the energy/industrial industry which contributed to a significant reduction in our workforce and lower employee/project worker utilization, as mentioned above.
      As a percentage of total net revenue, total gross profit increased to 37.6% during 2004 compared to 35.7% during 2003. The improvement in total gross profit as a percentage of total net revenue was primarily related to higher gross profit contributed from our real estate development segment, partially offset by lower gross profit contributed from our energy/industrial segment (due primarily to the items noted above).
      As noted above under the “Net Revenue” section, certain economic events/trends may have a negative impact on the gross profit and profitability of our real estate development, energy/industrial, and/or our public works/infrastructure segments in the future.
      Selling, General and Administrative Expenses. SG&A during 2004 increased $1.9 million, or 9.2%, to $23.0 million compared to $21.1 million during 2003. This increase was primarily related to a $2.3 million increase in SG&A from our corporate operations coupled with a $0.3 million SG&A increase in our real estate development segment. These increases were partially offset by a $0.4 million decrease in SG&A from our public works/infrastructure segment.
      The $2.3 million increase in SG&A related to our corporate operations was primarily attributable to higher compensation cost, including a $0.3 million increase in our discretionary bonus accrual, an increase in headcount, including the creation of three new corporate executive positions (President of Real Estate Development Services, President of Energy/ Industrial Services, and President of Public Works/ Infrastructure Services), and increased costs associated with implementing and complying with the requirements of the Sarbanes-Oxley Act of 2002.
      The $0.3 million SG&A increase related to our real estate development segment was primarily attributable to higher compensation cost, including a $0.2 million increase in our discretionary bonus accrual, partially offset by lower proposal activity and a decrease in the provision for doubtful accounts.
      As mentioned above, the increases in SG&A associated with our corporate operations and real estate development segment was partially offset by a $0.4 million decrease in SG&A related to our public works/infrastructure segment. This decrease in SG&A was primarily due to, among other things, a decrease in the provision for doubtful accounts and lower proposal activity.
      SG&A as a percentage of net revenue increased to 23.8% during 2004 compared to 23.2% during 2003. As discussed above, the percentage increase was primarily due to higher compensation costs including an increase in our discretionary bonus accrual and increased cost associated with implementing and complying with the requirements of the Sarbanes-Oxley Act of 2002, all of which was partially offset by lower proposal activity and a decrease in the provision for doubtful accounts.
      Interest Income, net. Interest income increased by $217,000 to $481,000 during 2004 compared to $264,000 during 2003 This increase in interest income resulted from higher yields earned on cash and securities, combined with an increase in the average balance of cash and securities as compared to 2003.
      Other Income, net. Other income, net decreased $0.2 million during 2004 as compared to 2003. This decrease during 2004 was primarily attributable to a net $0.2 million lease termination fee recognized as income by us in 2003 related to one of our facilities which we had subleased.
      Income Taxes. The provision for income taxes was $5.5 million during 2004 as compared to $4.6 million during 2003. The increase in provision for income taxes during 2004 resulted primarily from a higher taxable base. Our effective tax rate was 39.3% during 2004 and 39.0% during 2003.
      Discontinued Operations. During 2004, we made an investment in a private entity in the energy sector for which we received a controlling interest. Accordingly, we had consolidated this entity’s financial results with those of ours. As a result of this entity’s operating results falling below our expectations, we made a decision, in December 2004, to shut down the entity’s operations and wrote-down the assets to their estimated fair value. In addition, as a result of our decision to close down this entity’s operations and in accordance with accounting principles generally accepted in the United States of America, we have changed the presentation of our “Consolidated Statements of Income” to reflect as discontinued operations the results of the entity for 2004.

      The following table sets forth our consolidated statements of income for the years ended December 31, 2002 and 2003 and includes the dollar and percentage change:

	Years Ended December 31,
	(Dollars in thousands)

			$	%
	2002	2003	Change	Change

Gross revenue	$106,487	$99,950	$(6,537)	(6.1)%
Subcontractor costs	14,889	9,206	(5,683)	(38.2)

Net revenue	91,598	90,744	(854)	(0.9)
Costs of revenue	59,286	58,359	(927)	(1.6)

Gross profit	32,312	32,385	73	0.2
Selling, general and administrative expenses	19,535	21,070	1,535	7.9

Income from operations	12,777	11,315	(1,462)	(11.4)
Interest income, net	431	264	(167)	(38.7)
Other income, net	625	259	(366)	(58.6)

Income before provision for income taxes and discontinued operations	13,833	11,838	(1,995)	(14.4)
Provision for income taxes	5,397	4,617	(780)	(14.5)

Income from continuing operations	8,436	7,221	(1,215)	(14.4)
Loss from discontinued operations, net of income taxes	628	—	628	(100.0)

Net income	$7,808	$7,221	$(587)	(7.5)%

      Prior to January 1, 2004, we had grouped our operations, for financial reporting purposes, into two primary segments: Real Estate Development and Public Works/ Infrastructure (“REPWI”) and Energy/ Industrial (“EI”). Effective January 1, 2004, we group our operations into three primary reportable segments: Real Estate Development (“RE”), Public Works/ Infrastructure (“PWI”) and Energy/ Industrial (“EI”). All prior period segment information has been adjusted to conform to the current period presentation. The following tables set forth certain unaudited financial information regarding our reportable segments for the years ended December 31, 2002 and 2003:

	For the Year Ended December 31, 2002
	(Dollars in millions)

		% of		% of		% of		% of Cons.		% of
	RE	Net Rev	PWI	Net Rev	EI	Net Rev	Corp.	Net Rev	Cons.	Net Rev

Net Revenue	$57.5	100.0%	$13.7	100.0%	$20.4	100.0%	$—	0.0%	$91.6	100.0%
Gross Profit	21.5	37.3%	4.7	34.2%	6.2	30.2%	—	0.0%	32.3	35.3%
SG&A Expenses	7.2	12.5%	2.6	19.0%	2.2	10.7%	7.6	8.3%	19.5	21.4%

Income (loss) From Operations	$14.3	24.8%	$2.1	15.2%	$4.0	19.5%	$(7.6)	(8.3)%	$12.8	13.9%

	For the Year Ended December 31, 2003
	(Dollars in millions)

		% of		% of		% of		% of Cons.		% of
	RE	Net Rev	PWI	Net Rev	EI	Net Rev	Corp.	Net Rev	Cons.	Net Rev

Net Revenue	$63.9	100.0%	$14.6	100.0%	$12.3	100.0%	$—	0.0%	$90.7	100.0%
Gross Profit	24.7	38.7%	4.7	32.2%	3.0	24.3%	—	0.0%	32.4	35.7%
SG&A Expenses	7.3	11.5%	3.0	20.2%	2.2	17.6%	8.6	9.5%	21.1	23.2%

Income (loss) From Operations	$17.4	27.2%	$1.7	12.0%	$0.8	6.7%	$(8.6)	(9.5)%	$11.3	12.5%

Years Ended December 31, 2003 and December 31, 2002
      Net Revenue. Net revenue for 2003 decreased $0.9 million, or 0.9%, to $90.7 million compared to $91.6 million for 2002. This decrease in net revenue was partially offset by $1.4 million in additional net revenue during 2003 related to the acquisition of ALNM Group, Inc. (“ALNM”), in March 2002, as compared to the same period in 2002. Excluding the net revenue from the ALNM acquisition, net revenue decreased by $2.3 million, or 2.5%. This decrease was primarily due to decreased net revenue from our energy/industrial segment, partially offset by higher net revenue from our real estate development segment.
      Subcontractor costs, as a percentage of net revenue, decreased to 10.1% during 2003 as compared to 16.3% during 2002. The decrease was primarily due to the completion of several large contracts in 2002 which had significant subcontractor costs related to our energy/industrial segment.
      Net revenue from our energy/industrial segment for 2003 decreased $8.1 million, or 39.6% to $12.3 million compared to $20.4 million for 2002. The decrease was a result of a continued slowdown in our energy/industrial industry segment due to a slowdown in the pace of construction of new power plants and/or alternative power solutions and a general decrease in capital spending in the energy/industrial industry, coupled with the completion of a large contract in our energy/industrial segment which had significant activity during 2002. This slowdown resulted in a decrease in our billable employee headcount, and a decrease in our billable employee utilization rate from this segment for 2003 as compared to 2002.
      Net revenue from our real estate development segment for 2003 increased $6.4 million, or 11.0% to $63.9 million compared to $57.5 million for 2002. The increase in net revenue was primarily due to strong demand in the California residential real estate market partially offset by lower net revenue from our Arizona office, which was part of the acquisition of Hook & Associates Engineering, Inc. (“Hook”) in January 2001. The demand in the California residential real estate market resulted in an increase in our billable employee headcount, an increase in our billable employee utilization rate and a higher direct labor multiplier from this segment for 2003 as compared to 2002.
      Market uncertainties in the power generation portion of the energy industry caused a decline in the pace of construction of new power plants and/or alternative power solutions and a general decrease in capital spending in the energy/industrial industry. As a result, our energy/industrial segment continued to experience a reduction in net revenue during 2003.
      Gross Profit. Gross profit for 2003 remained relatively flat at $32.4 million compared to 2002. Excluding the additional 2003 gross profit of $0.3 million generated from the acquisition of ALNM in March 2002, gross profit decreased by $0.3 million. This decrease was mainly due to decreased gross profit from our energy/industrial segment and $0.4 million of additional expense related to our discretionary bonus plan, both of which were partially offset by higher gross profit from our real estate development segment.
      For 2003, gross profit from our energy/industrial segment decreased $3.2 million, or 51.2% to $3.0 million compared to $6.2 million for 2002. The decrease in gross profit was primarily due to a decline in the pace of construction of new power plants and/or alternative power solutions and a general decrease in capital spending in the energy/industrial industry which contributed to a reduction in our workforce and lower employee/project worker utilization, as mentioned above. In addition, the decrease in gross profit was impacted by the completion of a large contract in our energy/industrial segment which had significant activity during 2002.
      Gross profit from our real estate development segment increased $3.2 million, or 15.0% to $24.7 million compared to $21.5 million for 2002. The increase in gross profit was primarily due to strong demand in the California residential real estate market which contributed to an increase in our billable employee headcount, an increase in our billable employee utilization rate and a high direct labor multiplier from this segment for 2003 as compared to 2002, as mentioned above.
      For 2003, gross profit as a percentage of net revenue increased to 35.7% as compared to 35.3% during 2002. This increase was primarily due to strong gross profit from our real estate development segment, which was partially offset by lower gross profit from our energy/industrial segment (due primarily to the items noted above).
      Selling, General and Administrative Expenses. During 2003, selling, general and administrative expenses (“SG&A”) increased $1.6 million, or 7.9%, to $21.1 million compared to $19.5 during 2002. The increase in SG&A during 2003 was primarily due to the increase in SG&A costs attributable to ALNM, and increases in legal fees, proposal activities, employee placement fees for new hires, and the provision for doubtful accounts. During 2003, SG&A as a percentage of net revenue increased to 23.2% compared to 21.4% during 2002 primarily due to increases in the items discussed above.
      Interest Income, net. Interest income, net during 2003 decreased by $167,000 as compared to 2002. This decrease was primarily due to a decrease in interest income of $105,000 resulting from lower yields earned on cash and securities, partially offset by an increase in the average balance of cash and securities as compared to 2002. In addition, interest expense during 2003 increased by $62,000 compared to 2002. The increase in interest expense was primarily attributable to a $130,000 reduction of interest expense during 2002 associated with an acquisition modification agreement related to Hook which resulted in the cancellation of a $1.3 million acquisition note payable.
      Other Income, net. Other income, net decreased $366,000 during 2003 as compared to 2002. This decrease was primarily associated with a $687,000 increase in other income during 2002 resulting from purchase price adjustments in connection with the acquisitions of Crosby Mead Benton & Associates (“CMB”) and Hook. This decrease was partially offset by a net $230,000 sublease termination fee recognized by us during 2003 related to one of our facilities which we had subleased and $73,000 in other income recognized during 2003 associated with a purchase price adjustment related to the acquisition of ALNM.
      Income Taxes. The provision for income taxes during 2003 was $4.6 million compared to $5.4 million for 2002. This decrease in provision for income taxes during 2003 resulted from a lower taxable base. Our effective tax rate was 39% during 2003 and 2002.
      Discontinued Operations. We closed down the operations of three divisions during 2002. Two of these divisions were part of our operations in Colorado and Wyoming from our acquisition of Hook, and the third was our internally created Communication division located in California. In accordance with accounting principles generally accepted in the United States of America, we have changed the presentation of our “Consolidated Statements of Income” to reflect as discontinued operations the results of these divisions for 2002.
Related Party
      In March 2001, we entered into change in control agreements with Aram H. Keith, our chief executive officer and chairman of the board, Eric C. Nielsen, our president and chief operating officer, and Gary C. Campanaro, our chief financial officer and secretary, and a director of our company. These agreements provide that if the executive officer’s employment with us terminates as a result of an involuntary or constructive termination (as these terms are defined in the agreements) at any time within two years following a change in control, then, in addition to other benefits, the executive officer will receive a one-time payment, equal to two times the executive officer’s highest annual level of total cash compensation (including any and all bonus amounts) paid by us to that executive officer during any one of the three consecutive calendar years (inclusive of the year of termination) immediately prior to termination. The executive officer also is entitled to receive a payment by us to offset any excise tax under the Internal Revenue Code of 1986, as amended, that has been levied against the executive officer for payments that we have made to him. In addition, any unvested options previously granted to the executive officer will immediately vest and become exercisable as of the date of termination and remain exercisable until their respective expiration dates. Furthermore, if the executive officer’s employment with us terminates as a result of an involuntary or constructive termination at any time within two years following a change in control, any unvested restricted shares granted to these executive officers become immediately vested.
      We have not entered into any material related party transactions during 2004.

Liquidity and Capital Resources
      Cash and cash equivalents combined with securities available-for-sale and securities held-to-maturity (“Securities”) totaled $42.1 million as of December 31, 2004, compared to $28.9 million as of December 31, 2003, an increase of $13.2 million. Working capital as of December 31, 2004 was $55.5 million compared to $47.4 million as of December 31, 2003, an increase of $8.1 million. Our debt to equity ratio (excluding the effect of issuable common stock at December 31, 2003) at both December 31, 2004 and December 31, 2003 was 0.00 to 1.
      Cash Flows From Operating Activities. Net cash provided by operating activities increased by $8.2 million, to $15.6 million during 2004 compared to $7.4 million during 2003. The increase in net cash provided by operating activities was primarily due to collections on contract and trade accounts receivable, which resulted in approximately a $10.1 million increase in cash collected coupled with a $1.2 million decrease in income taxes paid due to the timing of estimated tax payments as compared to the prior year period. This increase was partially offset by approximately $2.0 million in increased cash payments related to employee compensation and approximately a $1.1 million increase in payments related to vendors as compared to the prior year period.
      Cash Flows Used In Investing Activities. Net cash used in investing activities totaled $12.7 million for 2004 compared to $18.3 million for 2003, a decrease of $5.6 million. This decrease in net cash used in investing activities was primarily due to a $7.0 million increase in proceeds from the sale of Securities during 2004, coupled with a $0.7 million decrease in cash expended for acquisitions. These decreases in cash used in investing activities were partially offset by a $1.5 million increase in capital expenditures associated with equipment purchases during 2004, of which $0.6 million related to equipment purchases made by a private entity we invested in during 2004. As discussed earlier, the operations of this private entity were subsequently discontinued in December of 2004.
      Cash Flows From Financing Activities. Net cash provided by financing activities increased by $352,000 to $595,000 during 2004 compared to $243,000 during 2003. This increase in net cash provided by financing activities resulted primarily from an increase in proceeds from stock options exercised during 2004.
      We have available a $10.0 million unsecured line of credit consisting of four components: (i) an acquisition component, (ii) an equipment and vehicle financing component, (iii) a standby letter of credit component, and (iv) a working capital component. The line provides up to a maximum of $5.0 million to finance acquisitions, up to a maximum of $3.0 million to finance equipment and vehicle purchases, up to a maximum of $1.0 million for standby letters of credit, and up to a maximum of $10.0 million less the aggregate outstanding principal balance of the acquisition, equipment and vehicle, and standby letter of credit components for working capital. The line bears interest at either a range of 0.25% below prime to prime, or a range of 1.25% to 1.75% over LIBOR depending on our ability to meet certain financial covenants. As of December 31, 2004, we were in compliance with the financial covenants under this line of credit agreement. This line of credit agreement restricts the payment of dividends without the bank’s consent. All components of the line of credit mature in June of 2005 at which time the Company intends to renew and extend the maturity of the line of credit. As of December 31, 2003 we had utilized the letter of credit component to issue a $229,000 stand-by letter of credit, which expired in February of 2004. We did not have any outstanding balances under this line of credit agreement as of December 31, 2004.
      On occasion, we will enter into purchase agreements related to acquisitions which provide for future purchase price payments or “earn-outs” as a result of achieving certain operating results by the acquired companies. As a result of these earn-out provisions, we may be obligated to pay additional consideration in future periods. Current accounting principles require that these earn-outs be accrued on our balance sheet only at the point at which the earn-out period has elapsed and the performance targets have been met. As of December 31, 2004, we have no current or future obligations to pay additional consideration related to earn-out provisions for any of the companies we have acquired.
      We do not hold any derivative financial instruments for trading purposes or otherwise. In addition, we presently do not enter into any hedging type activities to manage our exposure to foreign currency risk associated with our Brazilian operation which is part of our energy/industrial segment and generated approximately $0.7 million in net revenue for 2004. Furthermore, we have not engaged in energy or commodity trading activities and do not anticipate doing so in the future, nor do we have any transactions involving unconsolidated entities, special purpose entities, or variable interest entities.
      The following summarizes our contractual obligations as of December 31, 2004, and the effect such obligations are expected to have on liquidity and cash flows in the future.

	Payments Due By Period

		Less than	1 - 3	3 - 5	More than
	Total	1 Year	Years	Years	5 Years

Operating lease obligations	$14,372,000	$4,116,000	$5,865,000	$4,171,000	$220,000

Total contractual cash obligations	$14,372,000	$4,116,000	$5,865,000	$4,171,000	$220,000

Future Cash Requirements
      We expect to fund our future liquidity needs primarily from (i) operating cash flows, (ii) existing balances of cash and cash equivalents and Securities, and (iii) borrowings under our $10.0 million unsecured revolving line of credit which had no outstanding balance as of December 31, 2004. We believe these sources of funds will be sufficient to provide for our operations and planned capital expenditures, and satisfy our lease obligations over the next twelve months. We expect our capital expenditures for the next twelve months to be approximately $3.5 million to $4.5 million.
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
Effect of Recent Accounting Pronouncements
      In March 2004, the EITF reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This consensus applies to investments in marketable debt and equity securities, as well as investments in equity securities accounted for under the cost method. It provides guidance for determining when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The provisions of EITF Issue No. 03-1 are effective at the beginning of the first interim period beginning after June 15, 2004, with the exception of debt securities that are impaired because of interest rate and/or sector spread increases, for which the effective date is delayed as a result of proposed FSP EITF Issue 03-1-b, “Effective Date of Paragraph 16 of EITF Issue No. 3-1”. The adoption of EITF Issue No. 03-1 did not have a material impact on our financial condition, results of operations, or cash flows.
      In December 2004, FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”). Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement over the vesting period. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates an entity’s ability to account for share-based compensation transactions using the intrinsic value method of accounting in APB Opinion No. 25, which was permitted under

Statement 123, as originally issued. The revised Statement requires both public and nonpublic entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. Statement 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We are in the process of evaluating the effect this standard may have on our financial condition, results of operations and cash flows.
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
Risk Factors — Risks Related To Our Industries

Our business could suffer if there is a downturn in the real estate market
      We estimate that during 2004, approximately 76% of our net revenue and 89% of our income from operations, excluding corporate overhead/expenses, were related to services in connection with residential and commercial real estate development projects. Reduced demand in the real estate market would likely decrease the demand for our services. A decrease in the demand for our services could result in cash flow difficulties and potential operating losses for our company.
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
      Some of these government contracts are subject to renewal or extensions annually, so we cannot be assured of our continued work under these contracts in the future. Unsuccessful bidders may protest or challenge the award of these contracts. In addition, government agencies can terminate these contracts at their convenience. As a result, we may incur costs in connection with the termination of these contracts and suffer a loss of business. Also, contracts with government agencies are sometimes subject to substantial regulation and an audit of actual costs incurred. Consequently, there may be a downward adjustment to our revenue if billed recoverable costs exceed actual recoverable costs.

We derive revenue from engineering services provided to the energy industry. Continued delay and reduction in the pace of construction for new power plants, cogeneration facilities, and electrical distribution facilities has had, and may continue to have an adverse affect on our business
      The demand for our services is related to the level and pace of construction of energy related solutions. We believe that the success and further development of this aspect of our business depends, in part, upon the need for and funding of these projects. High energy prices, power shortages, and pressure at state and federal levels for increased supply resulted in increased demand for energy related solutions with an unprecedented number of new power plants, cogeneration facilities, and electrical distribution facilities announced in 2001. However, a decline in wholesale electricity prices has caused builders of such energy related solutions to reconsider planned projects. Many have announced downsizings or cancellations of new power plants and/or alternative power solutions. The decline in the pace of construction of new power plants and/or alternative power solutions has had, and may continue to have, an adverse affect on our energy/industrial segment.

We may have difficulty in attracting and retaining qualified professionals, which may harm our reputation in the marketplace and restrict our ability to implement our business strategy
      We derive our revenue almost exclusively from services performed by our professionals. We may not be able to attract and retain the desired number of professionals over the short or long-term. There is significant competition for professionals with the skills necessary for providing our services from major and boutique consulting, engineering, public agency, research and other professional service firms. We believe our existing relationships between our clients and our employees is one of our greatest business development assets. Our inability to attract and retain qualified professionals could impede our ability to secure and complete engagements, in which event, we may lose market share and our revenue and profit may decline.

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

Terrorism and related conflicts may have a material adverse effect on our operating results
      The terrorist attacks that took place in the United States on September  11, 2001, along with the United States military campaign in Afghanistan, Iraq and elsewhere, and ongoing violence in the Middle East have created many economic and political uncertainties, some of which may continue to materially affect the markets in which we operate, and our operations and profitability. The short-term and long-term effects of these developments on our customers, the markets for our services and the U.S. economy are uncertain. The consequences of any terrorist attacks, or any armed conflicts, are unpredictable, and we may not be able to foresee events that could have an adverse effect on our markets or our business.

Risk Factors — Risks Related To Our Business

Our revenue, income and cash flow could decline if there is a downturn in the California economy or real estate market
      We estimate that during 2004, approximately 77% of our net revenue and 99% of our income from operations, excluding corporate overhead/expenses, were derived from services rendered in California. Poor economic conditions in California may significantly reduce the demand for our services and decrease our revenue and profits. From 1991 to 1996, our business was negatively impacted during the real estate market downturn in Southern California, and we experienced cash flow difficulties and substantial operating losses.

If our estimates or assumptions used in arriving at the fair value of acquired entities change from those used in our current valuations, we may be required to recognize a goodwill impairment loss
      We use estimates in order to determine if goodwill has been impaired. An impairment loss may be required to be recognized if the carrying amount of a reporting unit’s net book value exceeds the estimated fair value of the reporting unit. We arrive at the estimated fair value of a reporting unit by using a variety of customary valuation methods, such as discounted cash flow analysis and multiples of net revenue and earnings before interest and taxes. These valuation methods use a variety of assumptions such as future billable employee headcount, net revenue per billable employee, operating income, cash flow, discount rates and multiples. Estimating fair value of a reporting unit is a subjective process and requires the use of our best estimates. If our estimates or assumptions change from those used in our current valuation, we may be required to recognize an impairment loss. As of December 31, 2004, our goodwill balance was $23.1 million.

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

Our diversification strategy could decrease our operating margins
      To help reduce our susceptibility to economic cycles affecting our current high concentration of work in the real estate development industry, we intend to expand our work in the public works/infrastructure and the energy/industrial industries, as feasible. As a result of this diversification strategy, our operating margins may be negatively affected by the decreased business concentration from the real estate development industry which has historically yielded higher operating margins than services provided to the public works/infrastructure and energy/industrial industries.

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

•	We may fail to consummate an acquisition even if an announcement had been made to acquire a target company;

•	As the engineering industry consolidates, suitable acquisition candidates are expected to become more difficult to locate and may only be available at prices or under terms that are less favorable than in the past;

•	We may not be able to arrange suitable financing to consummate an acquisition;

•	We may not be successful in integrating an acquired company’s professionals, clientele and culture into ours;

•	We may not be successful in generating the same level of operating performance that an acquired company experienced prior to the acquisition;

•	As we expand our service offerings and geographic presence, we may not be able to maintain the current level of quality of services;

•	We may not be able to maintain our reputation in an acquired entity’s geographic area or service offerings and as a consequence our ability to attract and retain clients in those or other areas may be negatively impacted;

•	An acquired company may be less profitable than us, resulting in reduced profit margins; and

•	The acquisition, subsequent integration, and ongoing operations of an acquired company may require a significant amount of management’s time, diverting their attention from our existing operations and clients.

From time to time, we have pursued and may continue to pursue and invest in business opportunities that are not directly within our core competencies. If these business opportunities are not profitable, our results of operations may be materially adversely affected.
      We may not always control all aspects of new business opportunities outside of our core competency and we may depend in part upon the knowledge and expertise of other professional service providers and management teams in order to make these business opportunities profitable. New business opportunities can also require substantial management time which may create a distraction from our day to day business operations. If these business opportunities do not perform as anticipated or are not profitable, our earnings in those periods may be materially adversely affected and we may experience a partial or complete loss of our investment. During 2004, we made an investment in a private entity in the energy sector for which we received a controlling interest. Accordingly, we had consolidated this entity’s financial results with those of ours. As a result of this entity’s operating results falling below our expectations, we made a decision in December 2004 to shut down the entity’s operations and wrote-down the assets to their estimated fair value. Our total loss, including the write-down of the assets, associated with this operation during 2004 was approximately $430,000, net of income taxes.

Our business may expose us to liability in excess of our current insurance coverage
      We are exposed to potential liabilities for errors or omissions in the services we perform or for other events including worker injury/death, general liability, and others. These liabilities could exceed our current insurance coverage and the fees we derive from those services. We cannot always predict the magnitude of these potential liabilities but claims could be significant. A partially or completely uninsured claim, if successful and of significant magnitude, could result in substantial losses.
      We currently maintain general liability, umbrella, professional liability, directors and officers liability, and various other types of insurance policies. Claims may be made against us which exceed the limits of these policies, in which case we would be liable to pay these claims from our assets. Our professional liability and directors and officers liability policies are “claims made” policies and only claims made during the term of the policy are covered. If we terminate our policies and do not obtain retroactive coverage, we would be uninsured for claims made after termination even if these claims are based on events or acts that occurred during the term of the policy. Our insurance policies typically have various exceptions to the claims covered and also require us to assume some costs of the claim even though a portion of the claim may be covered, resulting in potential liability to us. Further, our expansion into new services or geographic areas could result in our failure to obtain coverage for these services or areas, or the coverage being offered may be at a higher cost than our current coverage. Due to the current insurance environment, we have experienced and may continue to experience an increase in our insurance premiums. We may not be able to pass these increases on to our clients in increased billing rates.

Adverse weather conditions or acts of God may cause a delay or elimination of our net revenue otherwise would have been recognized and adversely affect our profitability
      Field activities are generally performed outdoors and may include surveying, archeology, plant start-up and testing, and plant operations. Certain weather conditions or acts of God (such as fire, floods, and similar events) may cause postponements in the initiation and/or completion of our field activities and/or may hinder the ability of our office employees to arrive at work, which may result in a delay or elimination of revenue that otherwise would have been recognized, while certain costs will continue to be incurred. Adverse weather conditions or acts of God may also delay or eliminate our initiation and/or completion of the various phases of work relating to our other engineering services that commence concurrent with or subsequent to field activities. Any delay in completion of the field, office and/or other activities may require us to incur additional costs attributable to overtime work necessary to meet the client’s required schedule. Due to various factors, a delay in the commencement or completion of a project may also result in a cancellation of the contract. As a result, our net revenue and profitability may be adversely affected.

We recently opened new offices in Southern California, and may open additional offices. We have incurred, and will continue to incur, start-up expenses and these offices may not be profitable soon, or at all.
      If we do not generate additional business through new or existing clients to sustain our new offices and retain qualified management and staff to operate these offices, our margins and profitability may decline. In October 2004, we opened two new offices in Southern California to service existing business in our real estate development sector and in an effort to generate new business. We may open additional offices in California or elsewhere to capitalize on growth or other strategic opportunities. Opening new offices involves start-up expenses as well as multi-year capital commitments, and requires substantial management time which may create a distraction from the day to day operations of our business. Critical to the success of an office is having the right management and staff. If the office does not have the right management and staff, it can have low margins or not be profitable. Also, if we open new offices in California and if these offices grow, we increase the risks associated with our significant concentration of business in California and in the real estate development sector.

Our business could suffer if we are unsuccessful in renegotiating our collective bargaining agreement on terms favorable to us, if at all.
      If we cannot agree on terms with respect to a collective bargaining agreement with the Bay Counties Civil and Land Surveyors Association and Operating Engineers Local Union No. 3, the union may call for a strike, and we may suffer work stoppages and/or slow downs which could disrupt our ability to provide services to our clients. In March 2005, our collective bargaining agreement covering all of our field survey employees (approximately 25) in Northern California expired, however, we are currently operating under the terms of the existing agreement. We are currently negotiating with the union to enter into a new agreement. If we enter into a new agreement, the terms may include significant increases in labor and benefit expenses that we may be unable to pass through to our clients for some period of time, if at all. In addition, the Company’s non-union competitors may attempt to use any disputes or increased expenses that we have with the union to its advantage in gaining market share. Furthermore, if we are unable to utilize our current resource of field survey employees, we may be forced to use subcontractors to perform work we are obligated to complete (See risk associated with our ability to engage qualified subcontractors below).

If we are unable to successfully implement our new Enterprise Service Automation software system, we may incur further costs to implement or upgrade our systems, our cash flows may be effected, our ability to make timely filings with the Securities and Exchange Commission may be impaired, all of which are distractions to management
      During 2005, we plan on incurring costs associated with implementing a new company-wide Enterprise Service Automation (“ESA”) software system with the objective of migrating to the new system in 2006. This system will replace our existing accounting and project reporting system. If we do not complete the implementation of the project timely and successfully, we may experience, among other things, additional costs associated with completing this project, an inability to issue client invoices on a timely basis which may result in reduced cash flows, and our ability to make timely filings with the Securities and Exchange Commission may be impaired. All of this may also result in a distraction of management’s time, diverting their attention from our existing operations and strategy.

We derive revenue from contracts for work performed in foreign countries which are subject to a number of risks that could adversely affect the results from these contracts
      The work that we currently perform in foreign countries does not represent a significant part of our business, and during 2004, net revenue generated from work in foreign countries, including Brazil, represented approximately 1% of our Company wide net revenue. We may, however, continue to seek opportunities abroad in the future which may increase our concentration of foreign net revenue. International business is subject to the customary risks associated with international transactions, including political risks, local laws and taxes, difficulty in enforcing contracts, the potential imposition of trade or currency exchange restrictions, tariff increases and difficulties or delays in collecting accounts receivables. Weak foreign economies and/or a weakening of foreign currencies against the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations. We presently do not enter into any hedging type activities to manage our exposure to foreign currency risk associated with our Brazilian operations.

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

If we are unable to engage qualified subcontractors, we may lose projects, revenue and clients
      We often contract with outside companies to perform designated portions of the services we perform for our clients. If we are unable to engage qualified subcontractors, our ability to perform under some of our contracts may be impeded and the quality of our service may decline. As a consequence, we may lose projects, revenue and clients. For 2004, subcontractor costs accounted for approximately 8.9% of our net revenue.

Our backlog is an uncertain indicator of future financial performance and is subject to adjustment or cancellation
      Our gross revenue backlog for fixed-price contracts and time-and-material contracts with not-to-exceed provisions as of December 31, 2004 was approximately $74.6 million. We cannot assure you that the entire balance of our backlog will convert into revenue since our contracts are subject to scope adjustments and/or cancellations. Scope adjustments or cancellations may result in a reduction in our backlog, which could adversely affect our revenue and profitability.
Risk Factors — Risks Related To Ownership of Our Stock

Our stock price may decrease, which could result in significant losses for investors or adversely affect our business
      The following factors could cause the market price of our common stock to decrease, perhaps substantially:

•	the failure of our quarterly operating results to meet expectations;

•	adverse developments in the worldwide economy, the financial markets, the engineering and consulting services market, the real estate market, the public works/ infrastructure market, and/ or the energy/ industrial market;

•	changes in interest rates;

•	our failure to meet securities analysts’ expectations;

•	lowering our financial guidance;

•	changes in accounting principles;

•	sales of common stock by our senior management, members of our board, existing shareholders, or holders of options/restricted shares;

•	announcements of key developments by our competitors;

•	the reaction of markets and securities analysts to announcements and developments involving our company; and

•	resolution of threatened or pending litigation.

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

Insiders have substantial control over us, which could limit your ability to influence the outcome of key transactions
      Our executive officers and directors, in the aggregate, hold approximately 18% of our outstanding common stock, of which our chairman of the board and chief executive officer holds approximately 16%. Accordingly, our chairman of the board and chief executive officer has significant influence over most matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions.

Our common stock is thinly traded. Consequently, it may be difficult for shareholders to sell our common stock, which may result in losses for investors
      The average daily trading volume, excluding block trades, for our common stock on the Nasdaq National Market was approximately 8,400 shares for the trailing twelve months ended December 31, 2004. Accordingly, the market price of our common stock is subject to significant fluctuations that may have been, and may continue to be, exaggerated due to the lack of an active trading market for our common stock. This negative factor may make it difficult for shareholders to sell our common stock, which may result in losses for investors.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      Market risk is the potential for economic losses to be incurred on financial instruments sensitive to adverse changes in market factors such as interest rates, foreign currency exchange rates, and equity price risk. We have no risk associated with equity price fluctuations. Given the current activity and balances related to our foreign operations, we deem our foreign currency risk to be immaterial. Our exposure related to changes in interest rates primarily relate to our securities available-for-sale and line of credit.
      Our securities available-for-sale primarily consist of cash invested in auction rate securities currently held by a large financial institution. At the time of issuance, auction rate securities have long term maturities, but have liquidity and interest rate reset mechanisms typically every 28-35 days through a Dutch auction process. Given the short term nature of the liquidity and interest rate reset feature, we believe our exposure related to interest rate risk is limited. However, because liquidity in these instruments is provided from third parties (the buyers and sellers in the auction) and not the issuer, auctions may fail. In those cases, the auction rate securities remain outstanding, with their interest rate set at the maximum rate which is established in the securities underlying prospectus. Despite the fact that auctions rarely fail, the only time the issuer must redeem an auction rate security for cash is at its maturity.
      Our bank line of credit is based on variable interest rates and is therefore affected by changes in market rates. We did not have any outstanding balances on our line of credit as of December 31, 2004. We do not enter into derivative or interest rate hedging transactions.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
The Keith Companies, Inc.:
      We have audited the accompanying consolidated balance sheets of The Keith Companies, Inc. and subsidiaries as of December 31, 2003 and 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Keith Companies, Inc. and subsidiaries as of December 31, 2003 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Keith Companies, Inc. internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Costa Mesa, California
March 4, 2005

Management’s Report on Internal Control Over Financial Reporting
      The management of The Keith Companies, Inc., which we refer to as the Company, is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with generally accepted accounting principles.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment, management concluded that, as of December 31, 2004, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals.
      KPMG LLP, the Company’s independent registered public accounting firm, has audited the consolidated financial statements included in this annual report on Form 10-K and has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting which appears on the following page.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
The Keith Companies, Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that The Keith Companies, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Keith Companies, Inc. and subsidiaries as of December 31, 2003 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 4, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Costa Mesa, California
March 4, 2005

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2004

ASSETS
Current assets:
Cash and cash equivalents	$4,277,000	$7,819,000
Securities:
Available-for-sale, at fair value	23,600,000	34,325,000
Held-to-maturity	1,000,000	—
Contracts and trade receivables, net of allowance for doubtful accounts of $1,328,000 and $1,069,000 at December 31, 2003 and 2004, respectively	19,844,000	16,452,000
Costs and estimated earnings in excess of billings	9,997,000	10,470,000
Prepaid expenses and other currents assets	1,468,000	928,000

Total current assets	60,186,000	69,994,000
Equipment and leasehold improvements, net	4,067,000	4,643,000
Goodwill	23,059,000	23,059,000
Other assets	224,000	273,000

Total assets	$87,536,000	$97,969,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,640,000	$1,685,000
Accrued employee compensation	4,037,000	5,445,000
Current portion of deferred tax liabilities	2,444,000	1,661,000
Other accrued liabilities	3,078,000	3,809,000
Billings in excess of costs and estimated earnings	1,571,000	1,922,000

Total current liabilities	12,770,000	14,522,000
Issuable common stock	792,000	—
Deferred tax liabilities	1,560,000	1,125,000
Accrued rent	452,000	401,000

Total liabilities	15,574,000	16,048,000

Shareholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value. Authorized 100,000,000 shares; issued and outstanding 7,653,935 and 7,920,903 shares in 2003 and 2004, respectively	8,000	8,000
Additional paid-in-capital	45,464,000	48,114,000
Deferred stock compensation	(169,000)	(867,000)
Retained earnings	26,659,000	34,666,000

Total shareholders’ equity	71,962,000	81,921,000

Commitments and contingencies (Notes 9, 10 and 17)
Total liabilities and shareholders’ equity	$87,536,000	$97,969,000

See accompanying notes to consolidated financial statements.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,

	2002	2003	2004

Gross revenue	$106,487,000	$99,950,000	$105,346,000
Subcontractor costs	14,889,000	9,206,000	8,592,000

Net revenue	91,598,000	90,744,000	96,754,000
Costs of revenue	59,286,000	58,359,000	60,363,000

Gross profit	32,312,000	32,385,000	36,391,000
Selling, general and administrative expenses	19,535,000	21,070,000	23,013,000

Income from operations	12,777,000	11,315,000	13,378,000
Interest income, net	431,000	264,000	481,000
Other income, net	625,000	259,000	46,000

Income before provision for income taxes and discontinued operations	13,833,000	11,838,000	13,905,000
Provision for income taxes	5,397,000	4,617,000	5,468,000

Income from continuing operations	8,436,000	7,221,000	8,437,000
Loss from discontinued operations, net of income taxes	628,000	—	430,000

Net income	$7,808,000	$7,221,000	$8,007,000

Earnings per share from continuing operations:
Basic	$1.15	$0.95	$1.08

Diluted	$1.07	$0.91	$1.05

Earnings (loss) per share from discontinued operations, net of income taxes:
Basic	$(0.09)	$—	$(0.05)

Diluted	$(0.08)	$—	$(0.05)

Earnings per share:
Basic	$1.06	$0.95	$1.03

Diluted	$0.99	$0.91	$1.00

Weighted average number of shares outstanding:
Basic	7,363,073	7,615,264	7,778,661

Diluted	7,868,877	7,957,344	8,039,457

See accompanying notes to consolidated financial statements.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2002, 2003 and 2004

			Additional
	Shares	Common	Paid-In	Deferred Stock	Retained
	Outstanding	Stock	Capital	Compensation	Earnings	Total

Balance at December 31, 2001	7,309,684	$7,000	$42,096,000	$—	$11,630,000	$53,733,000
Issuance of common stock	174,783	1,000	1,822,000	—	—	1,823,000
Stock options exercised	29,673	—	159,000	—	—	159,000
Tax benefit from exercise of stock options	—	—	89,000	—	—	89,000
Net income	—	—	—	—	7,808,000	7,808,000

Balance at December 31, 2002	7,514,140	8,000	44,166,000	—	19,438,000	63,612,000
Issuance of common stock	70,907	—	714,000	—	—	714,000
Stock options exercised	68,888	—	309,000	—	—	309,000
Tax benefit from exercise of stock options	—	—	69,000	—	—	69,000
Restricted stock issuance	—	—	206,000	—	—	206,000
Deferred stock compensation	—	—	—	(169,000)	—	(169,000)
Net income	—	—	—	—	7,221,000	7,221,000

Balance at December 31, 2003	7,653,935	8,000	45,464,000	(169,000)	26,659,000	71,962,000
Issuance of common stock	74,171	—	779,000	—	—	779,000
Stock options exercised	105,181	—	616,000	—	—	616,000
Tax benefit from exercise of stock options	—	—	299,000	—	—	299,000
Restricted stock issuance and repurchase, net	87,616	—	956,000	—	—	956,000
Deferred stock compensation	—	—	—	(698,000)	—	(698,000)
Net income	—	—	—	—	8,007,000	8,007,000

Balance at December 31, 2004	7,920,903	$8,000	$48,114,000	$(867,000)	$34,666,000	$81,921,000

See accompanying notes to consolidated financial statements.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2003	2004

Cash flows from operating activities:
Net income	$7,808,000	$7,221,000	$8,007,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,283,000	2,231,000	1,978,000
Loss on impairment/sale of equipment	93,000	29,000	413,000
Reduction in purchase price of acquired companies	(769,000)	(137,000)	—
Tax benefit from exercise of stock options	89,000	69,000	299,000
Deferred stock compensation expense	—	37,000	292,000
Changes in operating assets and liabilities, net of effects from acquisitions:
Contracts and trade receivables, net	3,369,000	(1,269,000)	3,441,000
Costs and estimated earnings in excess of billings	(1,545,000)	304,000	(473,000)
Prepaid expenses and other assets	108,000	(53,000)	475,000
Trade accounts payable and accrued liabilities	(270,000)	(652,000)	2,074,000
Billings in excess of costs and estimated earnings	(1,042,000)	298,000	351,000
Deferred tax liabilities	(28,000)	(728,000)	(1,218,000)

Net cash provided by operating activities	10,096,000	7,350,000	15,639,000

Cash flows from investing activities:
Net cash expended for acquisitions	(8,048,000)	(722,000)	—
Additions to equipment and leasehold improvements	(1,872,000)	(1,548,000)	(3,017,000)
Proceeds from sales of securities	18,045,000	12,740,000	19,725,000
Purchases of securities	(12,988,000)	(28,876,000)	(29,450,000)
Proceeds from sales of equipment	134,000	57,000	50,000

Net cash used in investing activities	(4,729,000)	(18,349,000)	(12,692,000)

Cash flows from financing activities:
Principal payments on long-term debt and capital lease obligations, including current portion	(705,000)	(52,000)	—
Net proceeds from stock options and restricted shares	159,000	295,000	595,000

Net cash (used in) provided by financing activities	(546,000)	243,000	595,000

Net increase (decrease) in cash and cash equivalents	4,821,000	(10,756,000)	3,542,000
Cash and cash equivalents, beginning of year	10,212,000	15,033,000	4,277,000

Cash and cash equivalents, end of year	$15,033,000	$4,277,000	$7,819,000

See supplemental cash flow information at Note 15.
See accompanying notes to consolidated financial statements.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2002, 2003, 2004

(1)	Organization and Basis of Presentation
      The Keith Companies, Inc. (“TKCI”,) is incorporated in the state of California and has been conducting business since 1983. TKCI is a full service engineering and consulting services firm providing professional services on a wide range of projects to the real estate development, public works/infrastructure, and energy/industrial industries. These services are rendered principally in California, Michigan, Nevada, Texas, Utah, Oregon, and Arizona. References to “TKCI” or “the Company” mean the Company and all of its wholly-owned subsidiaries.
      The Company provides a full range of services from initial site acquisition studies through construction support services to clients operating in a variety of market sectors. The Company benefits from a diverse public and private client base including real estate developers, residential and commercial builders, architects, cities, counties, water districts, state and federal agencies, land owners, commercial retailers, energy providers and various manufacturers. The Company’s professional staff and project workers provide a comprehensive menu of services that are needed to effectively manage, engineer and design infrastructure and state-of-the-art facilities.

(2)	Summary of Significant Accounting Policies

Principles of Consolidation
      The consolidated financial statements of the Company are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All material intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents
      Cash equivalents are primarily comprised of highly liquid debt instruments with maturities of three months or less when purchased. The Company’s excess cash is managed by two financial institutions and, therefore, may be subject to certain concentration of credit risks.

Securities
      The Company accounts for its securities as available-for-sale and held-to-maturity (“Securities”) under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, the Company is required to classify its Securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities for which the Company has the intent and ability to hold until maturity. All other securities not included in trading or held-to-maturity categories are classified as available-for-sale. Securities classified as available-for-sale are stated at fair value. The Company has the ability and intent to hold all of its securities classified as held-to-maturity until maturity and accordingly, these securities are stated at amortized cost. The Company uses the specific identification method as the basis in determining cost. As of December 31, 2004, the Company’s securities classified as available-for-sale were invested in highly liquid investment grade auction rate securities.

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

Discretionary Bonus Plan
      The Company has a discretionary bonus plan under which the Company may award an annual cash performance bonus to its employees. The Company accrues for this discretionary bonus on a quarterly basis based upon its best estimate as to the annual bonus award to be paid.

Revenue Recognition and Cost Estimates on Contracts
      The Company enters into fixed price contracts and contracts that provide for fees on a time-and-materials basis, most of which have not-to-exceed provisions. Contracts typically vary in length between six months and three years. However, many contracts are for small increments of work, which can be completed in less than six months. For contracts with a fixed price or a not-to-exceed provision, revenue is recognized under the percentage of completion method of accounting based on the proportion of actual direct contract costs incurred in relation to total estimated direct contract costs. Management believes that costs incurred is the best available measure of progress towards completion on these contracts. For time and material contracts, revenue is recognized as earned.
      In the course of providing its services, the Company sometimes subcontracts with various providers and professionals, such as technical consultants, product suppliers and installers, landscape architects, architects, geotechnical engineers, structural engineers, traffic engineers, and aerial photographers. These costs are included in the billings to the clients and are included in the Company’s gross revenue. Because subcontractor services can change significantly from project to project, changes in gross revenue may not be indicative of business trends. Accordingly, the Company also reports net revenue, which is gross revenue less subcontractor costs.
      Costs of revenue include labor, non-reimbursable costs, materials and various direct and indirect overhead costs including rent, utilities and depreciation. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which the losses are determined. Changes in job performance, job conditions and estimated profitability, including final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Additional revenue resulting from requests for additional work due to changes in the scope of engineering services to be rendered are included in revenue when realization is probable and can be estimated with reasonable certainty.
      Costs and estimated earnings in excess of billings represents revenue recognized in excess of amounts billed on the respective uncompleted engineering contracts. Billings in excess of costs and estimated earnings represents amounts billed in excess of revenue recognized on the respective uncompleted contracts.
      At December 31, 2003 and 2004, the Company had no significant amounts included in contracts and trade receivables or trade accounts payable representing amounts retained pending contract or subcontractor completion.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equipment and Leasehold Improvements
      Equipment and leasehold improvements are stated at cost, while capital leased assets are stated at the lesser of the present value of future minimum lease payments or fair value. Depreciation/amortization is provided on a straight-line basis over the estimated useful lives of the assets, as follows:

Equipment	3 to 10 years
Leasehold improvements	1 to 9 years
      When assets are sold or otherwise retired, the related cost and accumulated depreciation/amortization are removed from the accounts and the resulting gain or loss is included in other income, net in the accompanying consolidated statements of income.

Goodwill
      Goodwill represents the excess of the purchase price over the estimated fair value of the tangible and intangible net assets acquired and liabilities assumed. Prior to the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets” effective January 1, 2002, goodwill was being amortized over 25 years. Beginning January 1, 2002, goodwill is no longer amortized and is required to be tested for impairment at each reporting unit of the Company on an annual basis or more frequently if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The Company uses its best estimate of the fair value of the reporting unit and compares its fair value estimate to the carrying amount of the reporting unit when evaluating its impairment test (see Note 5 “Goodwill”).

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
      The recently enacted American Jobs Creation Act of 2004 provides the Company a deduction of 9 percent (when fully phased in by 2010) of “Qualified Production Activities Income.” The income tax benefit will apply to taxable years beginning after December 31, 2004 and will be considered a special deduction and not an income tax rate reduction. Based upon this, the valuation of the deferred tax assets and liabilities as of December 31, 2004 will remain unaffected by this Act.

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

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company has elected to continue to apply the provisions of APB Opinion No. 25 and to provide the pro forma disclosure specified by SFAS No. 148. The Company, however, has recorded $23,000 and $177,000, net of taxes, of compensation expense related to the granting of restricted shares for 2003 and 2004, respectively (see Note 10 “Common Stock and Stock Plans”).
      Had the Company determined compensation cost based on the fair value at the grant date for its stock options (using the Black-Scholes method) and restricted shares under SFAS No. 123, the Company’s net income, and basic and diluted earnings per share would have been adjusted to the pro forma amounts indicated below:

	Years Ended December 31,

	2002	2003	2004

Net income:
Net income, as reported	$7,808,000	$7,221,000	$8,007,000
Add: Employee compensation expense related to restricted shares, included in net income, net of taxes	—	23,000	177,000
Deduct: Stock-based employee compensation expense determined under the fair-value based method, net of taxes	(404,000)	(472,000)	(612,000)

Pro forma net income	$7,404,000	$6,772,000	$7,572,000

Basic earnings per share:
As reported	$1.06	$0.95	$1.03
Pro forma	$1.01	$0.89	$0.97
Diluted earnings per share:
As reported	$0.99	$0.91	$1.00
Pro forma	$0.94	$0.85	$0.94
      The following represents assumptions used to estimate the fair value of stock options granted as determined using the Black-Scholes option pricing model:

	Years Ended December 31,

	2002	2003	2004

Weighted average stock price per share of common stock at grant date	$13.27	$10.03	$14.97
Weighted average exercise price per stock option granted	$13.27	$10.03	$14.97
Expected volatility	68.4%	61.8%	57.0%
Risk-free interest rate	2.7%	3.2%	3.6%
Expected option term (years)	5	5	5
Stock dividend yield	0.0%	0.0%	0.0%
      The weighted average fair value of stock options granted during the years ended December 2002, 2003, and 2004 was $7.76, $5.61, and $7.93 per share, respectively.

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
      The following is a reconciliation of the denominator for the basic EPS computation to the denominator of the diluted EPS computation.

	Years Ended December 31,

	2002	2003	2004

Weighted average shares used for the basic EPS computation	7,363,073	7,615,264	7,778,661
Incremental shares from the assumed exercise of dilutive stock options, unvested restricted shares, and contingently issuable shares	505,804	342,080	260,796

Weighted average shares used for the diluted EPS computation	7,868,877	7,957,344	8,039,457

      In conjunction with certain acquisitions, the Company agreed to pay consideration consisting of shares of its common stock (see Note 6, “Acquisitions”). As a result, the Company estimated and included 260,917, 75,454 and 15,114 weighted average contingently issuable shares in its weighted average shares used for the diluted EPS computation for the years ended December 31, 2002, 2003 and 2004, respectively.
      There were 138,693, 167,965 and 77,496 anti-dilutive weighted stock options excluded from the above calculation in 2002, 2003 and 2004, respectively.

Use of Estimates in the Preparation of Consolidated Financial Statements
      The preparation of these consolidated financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amounts of revenue and expenses reported during the periods. Actual results may differ from the estimates and assumptions used in preparing these consolidated financial statements.

Risks and Uncertainties
      As of December 31, 2004, approximately 10% of the Company’s work force is covered by collective bargaining agreements that expire during 2005 and 2007.

Reclassifications
      Certain 2002 and 2003 balances, including the presentation of auction rate securities (as mentioned in Note 3), have been reclassified to conform to the presentation used in 2004.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Securities
      Available-for-sale securities consist of auction rate securities. The amortized cost, gross unrealized gains and losses and fair value of available-for-sale securities are as follows:

	Available-for-sale

	December 31,	December 31,
	2003	2004

Amortized cost	$23,600,000	$34,325,000
Gross unrealized gains	—	—
Gross unrealized losses	—	—

Fair value	$23,600,000	$34,325,000

      The Company did not realize any gains or losses from its sales of securities available-for-sale during 2002, 2003, or 2004.
      Auction rate securities, which were previously recorded in cash and cash equivalents due to their liquidity and interest rate reset feature, have been included as available-for-sale securities in the accompanying consolidated financial statements. Prior period information was reclassified to conform to the current year presentation. There was no impact on net income, cash flows from operations or debt covenants as a result of the reclassification.
      Held-to-maturity securities consist of commercial paper. The carrying value, gross unrecorded gains and losses and fair value of held-to-maturity securities are as follows:

	Held-to-maturity

	December 31,	December 31,
	2003	2004

Carrying value	$1,000,000	$—
Gross unrecorded gains	—	—
Gross unrecorded losses	—	—

Fair value	$1,000,000	$—

The maturity distribution based on contractual terms of securities at December 31, 2004, is as follows:

	Available-for-sale

	Amortized
	Cost	Fair Value

Due between 1 and 15 years	$4,400,000	$4,400,000
Due between 15 and 30 years	12,175,000	12,175,000
Due after 30 years	17,750,000	17,750,000

Total	$34,325,000	$34,325,000

      The Company’s available-for-sale securities represent auction rate securities, which at the time of issuance, have long term maturities, but have liquidity and interest rate reset mechanisms typically every 28-35 days through a Dutch auction process.

(4)	Discontinued Operations
      During 2004, the Company made an investment in a private entity in the energy sector and, in return, received a controlling interest in that entity. As a result of the Company’s controlling interest, the Company had consolidated the entity’s operating results with those of the Company. In December 2004, the Company

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
made a decision to shut down the operations of this entity primarily due to lower than expected operating performance. In accordance with GAAP, the Company has presented in its “Consolidated Statements of Income” the results of this entity as discontinued operations for 2004.
      During 2002, the Company closed three of its divisions. Two of these divisions relate to the Company’s acquisition of Hook & Associates Engineering, Inc. (“Hook”) and were located in Colorado and Wyoming. The third closure related to the Company’s internally developed Communication division, which was located in California. The closures were primarily due to lower than expected operating results and continuing difficult market conditions. In accordance with GAAP, the Company has presented in its “Consolidated Statements of Income” the results of these divisions as discontinued operations for 2002.

(5)	Goodwill
      Effective January 1, 2002, the Company adopted SFAS No. 142. Under this standard, goodwill is no longer amortized. Therefore, no goodwill amortization expense was incurred during the years ended December 31, 2002, 2003, and 2004. Beginning January 1, 2002, goodwill is required to be tested for impairment on an annual basis, and is required to be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired.
      For financial reporting purposes, the Company has grouped its operations into three primary reportable segments: Real Estate Development (“RE”), Public Works/ Infrastructure (“PWI”) and Energy/ Industrial (“EI”). Consistent with the Company’s policy, the Company performed its 2002, 2003, and 2004 annual goodwill impairment test during those years, which did not result in an impairment charge to goodwill during 2002, 2003, or 2004. The changes in the carrying amount of goodwill as reported by each reportable segment for the year ended December 31, 2004 is as follows:

	RE	PWI	EI	Total

Balance as of December 31, 2003	$8,828,000	$9,329,000	$4,902,000	$23,059,000
Adjustments	—	—	—	—

Balance as of December 31, 2004	$8,828,000	$9,329,000	$4,902,000	$23,059,000

(6)	Acquisitions

ALNM Group, Inc.
      Effective March 1, 2002, the Company acquired all the outstanding shares of common stock of ALNM Group, Inc. (“ALNM”) for an adjusted purchase price of $10.1 million. The results of ALNM’s operations have been included in the consolidated financial statements since March 2002. ALNM, based in Michigan, specializes in government services, with expertise in environmental, civil, mechanical and electrical engineering as well as planning and surveying. The acquisition expanded TKCI’s geographic coverage and enhanced TKCI’s array of services it offers to clients in the public works and infrastructure industries. The adjusted purchase price consists of $7.8 million which was paid in cash and $2.3 million of the Company’s common stock, of which $1,569,000 was issued in 2002 and $779,000 was issued in 2004.
      In accordance with SFAS No. 141, this acquisition was accounted for using the purchase method of accounting. Therefore, the Company recorded adjusted goodwill of $8,220,000, which represents the excess of the adjusted purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	Equipment and Leasehold Improvements
      Equipment and leasehold improvements at December 31, 2003 and 2004 consist of the following:

	2003	2004

Equipment	$14,075,000	$16,606,000
Leasehold improvements	544,000	596,000
Accumulated depreciation and amortization	(10,552,000)	(12,559,000)

Equipment and leasehold improvements, net	$4,067,000	$4,643,000

(8)	Indebtedness
      The Company has available a $10.0 million unsecured line of credit consisting of four components: (i) an acquisition component, (ii) an equipment and vehicle financing component, (iii) a standby letter of credit component, and (iv) a working capital component. The line provides up to a maximum of $5.0 million to finance acquisitions, up to a maximum of $3.0 million to finance equipment and vehicle purchases, up to a maximum of $1.0 million for standby letters of credit, and up to a maximum of $10.0 million less the aggregate outstanding principal balance of the acquisition, equipment and vehicle, and standby letter of credit components for working capital. The line bears interest at either a range of 0.25% below prime to prime, or a range of 1.25% to 1.75% over LIBOR depending on the Company’s ability to meet certain financial covenants. As of December 31, 2004, the Company was in compliance with the financial covenants under this line of credit agreement. All components of the line of credit mature in June 2005 at which time the Company intends to renew and extend the maturity of the line of credit. This line of credit agreement restricts the payment of dividends without the bank’s consent. As of December 31, 2003, the Company had utilized the letter of credit component to issue a $229,000 stand-by letter of credit, which expired in February 2004. There were no amounts outstanding under this line of credit agreement as of December 31, 2004.

(9)	Leases
      The Company has several noncancelable operating leases, primarily for office facilities, that expire through 2010. These facility leases generally contain renewal options for periods ranging from one to five years and require the Company to pay costs, including common area maintenance and insurance charges. Gross rental expense, excluding sublease income, for operating leases during 2002, 2003 and 2004 totaled $4,147,000, $4,148,000, and $3,865,000 respectively.
      Certain facilities have been subleased and also provide for reimbursement of various common area maintenance charges. Gross rental expense has been reduced for sublease income of $233,000, $335,000, and $24,000 for the years ended December 31, 2002, 2003 and 2004, respectively. Future minimum gross lease payments as of December 31, 2004 are as follows:

Operating
Leases

Years ending December 31:
2005	$4,116,000
2006	3,450,000
2007	2,415,000
2008	2,265,000
2009	1,906,000
Thereafter	220,000

Total future minimum gross lease payments	$14,372,000

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	Common Stock and Stock Plan
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

	Number of	Weighted-Average
	Stock Options	Exercise Price

Balance at December 31, 2001	797,812	$7.69
Granted	115,500	13.27
Exercised	(29,673)	5.37
Forfeited	(44,161)	13.89

Balance at December 31, 2002	839,478	$8.21
Granted	154,500	10.03
Exercised	(68,888)	4.47
Forfeited	(54,886)	9.35

Balance at December 31, 2003	870,204	$8.76
Granted	48,200	14.97
Exercised	(109,268)	5.82
Forfeited	(14,137)	7.70

Balance at December 31, 2004	794,999	$9.56

      The weighted average remaining contractual life and weighted average exercise price of stock options outstanding and exercisable as of December 31, 2004, were as follows:

	Outstanding			Exercisable

		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
Range of	Stock Options	Contractual Life	Exercise	Stock Options	Exercise
Exercise Prices	Outstanding	(Years)	Price	Exercisable	Price

$2.70 to $8.10	221,492	4.03	$4.29	198,842	$4.23
$8.30 to $10.01	309,807	6.06	9.41	212,607	9.25
$10.03 to $22.00	263,700	7.66	14.15	91,740	14.78

	794,999	6.03	$9.56	503,189	$8.27

      At December 31, 2002, 2003 and 2004, the number of shares of common stock subject to exercisable stock options were 412,972, 480,848 and 503,189, respectively, and the weighted-average exercise prices of those stock options were $6.22, $7.23 and $8.27, respectively.
      During 2003 and 2004, the Company granted 20,000 and 70,000 restricted shares, respectively, to certain employees which vest over a period of up to 3 years. The fair value of the restricted shares at the date of grant for 2003 and 2004 was $206,000 and $990,000, respectively. The total deferred compensation of $1,196,000 is being expensed ratably over the vesting period to compensation expense and resulted in $23,000 and $177,000 of compensation expense, net of taxes, during 2003 and 2004, respectively.
      At December 31, 2004 there were 276,595 stock options and/or restricted shares available for grant under the Plan.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	Employee Benefit Plan
      The Company has a defined contribution 401(k) plan covering a majority of its employees. This plan is designed to be tax deferred in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Employees may contribute from 1% to 50%, subject to limitations, of compensation on a tax-deferred basis through a salary reduction arrangement. The Company’s employer contribution is 100% of the first 3%, plus 50% of the next 2% of employee contributions, vesting immediately. During 2002, 2003 and 2004, the Company incurred $1,444,000, $1,423,000 and $1,410,000, respectively, related to its 401(k) plan, which represented the Company’s entire obligations under the employer matching contribution program for the years ended December 31, 2002, 2003 and 2004.

(12)	Income Taxes
      The provision for income taxes consists of the following:

	Years Ended December 31,

	2002	2003	2004

Current:
Federal	$3,738,000	$4,347,000	$5,075,000
State	899,000	929,000	1,153,000
Foreign	—	77,000	174,000

Subtotal	4,637,000	5,353,000	6,402,000

Deferred:
Federal	276,000	(608,000)	(992,000)
State	79,000	(128,000)	(226,000)

Subtotal	355,000	(736,000)	(1,218,000)

Total	$4,992,000	$4,617,000	$5,184,000

Provision for income taxes from continuing operations	$5,397,000	$4,617,000	$5,468,000
Benefit for income taxes from discontinued operations	(405,000)	—	(284,000)

Total provision for income taxes	$4,992,000	$4,617,000	$5,184,000

      A reconciliation of income tax expense from continuing operations at the federal statutory rate of 34% to the Company’s provision for income taxes from continuing operations is as follows:

	Years Ended December 31,

	2002	2003	2004

Computed “expected” federal income tax expense	$4,704,000	$4,025,000	$4,728,000
State income tax expense, net of federal income tax benefit	699,000	533,000	648,000
Other	(6,000)	59,000	92,000

	$5,397,000	$4,617,000	$5,468,000

      Current income tax expense does not reflect an $89,000, $69,000 and $299,000 tax benefit related to the exercise of employee stock options during 2002, 2003 and 2004, respectively. The tax benefit related to the exercise of employee stock options was recorded to additional paid-in capital in the accompanying consolidated statements of shareholders’ equity.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	December 31,

	2003	2004

Deferred tax assets:
Accrued liabilities and employee compensation	$578,000	$1,073,000
Billings in excess of costs and estimated earnings	613,000	750,000
Allowance for doubtful accounts	470,000	395,000
State tax	301,000	359,000
Other	190,000	247,000

Total deferred tax assets	2,152,000	2,824,000

Deferred tax liabilities:
Equipment and improvements, net	270,000	74,000
Section 481, change from cash to accrual	692,000	260,000
Costs and estimated earnings in excess of billings	3,902,000	4,087,000
Goodwill amortization	833,000	1,085,000
Prepaid expenses	248,000	46,000
Other	211,000	58,000

Total deferred tax liabilities	6,156,000	5,610,000

Net deferred tax liabilities	$4,004,000	$2,786,000

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
      As of December 31, 2004, the Company had no federal or state net operating loss carryforwards available to offset future taxable income.

(13)	Segment and Related Information
      The Company evaluates performance and makes resource allocation decisions based on the overall type of services provided to customers. Prior to January  1, 2004, the Company had grouped its operations, for financial reporting purposes, into two primary segments: Real Estate Development and Public Works/ Infrastructure (“REPWI”) and Energy/ Industrial (“EI”). Effective January  1, 2004, the Company groups its operations into three primary reportable segments: Real Estate Development (“RE”), Public Works/ Infrastructure (“PWI”) and Energy/ Industrial (“EI”). All prior period segment information has been adjusted to conform to the current period presentation. The RE segment primarily provides engineering and consulting services for the development of private land development projects, such as residential communities, commercial and industrial properties, and recreational facilities. The PWI segment primarily provides services for the development of public works/infrastructure projects, such as water/sewage facilities and transportation systems, and institutional projects, such as schools, hospitals and other public facilities. The EI segment

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
primarily provides the technical expertise and management to design and test manufacturing facilities and processes, design mechanical and electrical systems solutions, and design, test and start-up primary and alternate electrical power systems for power generators and large scale power consumers.
      The acquisition of ALNM in March 2002 is reported as part of the Company’s PWI reporting segment.
      The following tables set forth information regarding the Company’s operating segments as of and for the years ended December 31, 2002, 2003 and 2004:

	Year Ended December 31, 2002

	RE	PWI	EI	Corporate	Consolidated

Net revenue	$57,535,000	$13,673,000	$20,390,000	$—	$91,598,000
Income (loss) from operations	14,320,000	2,078,000	3,960,000	(7,581,000)	12,777,000
Loss from discontinued operations	(1,033,000)	—	—	—	(1,033,000)
Identifiable assets	$33,361,000	$15,792,000	$10,376,000	$22,697,000	$82,226,000

	Year Ended December 31, 2003

	RE	PWI	EI	Corporate	Consolidated

Net revenue	$63,870,000	$14,561,000	$12,313,000	$—	$90,744,000
Income (loss) from operations	17,384,000	1,748,000	829,000	(8,646,000)	11,315,000
Loss from discontinued operations	—	—	—	—	—
Identifiable assets	$36,115,000	$13,778,000	$9,194,000	$28,449,000	$87,536,000

	Year Ended December 31, 2004

	RE	PWI	EI	Corporate	Consolidated

Net revenue	$73,372,000	$14,407,000	$8,975,000	$—	$96,754,000
Income (loss) from operations	21,593,000	2,329,000	374,000	(10,918,000)	13,378,000
Loss from discontinued operations	—	—	(713,000)	—	(713,000)
Identifiable assets	$34,228,000	$13,311,000	$9,434,000	$40,996,000	$97,969,000

Business Concentrations
      In 2002, 2003 and 2004, the Company had no customers which represented greater than 10% of consolidated net revenue. No customers represented greater than 10% of net contract and trade receivables at December 31, 2003 and 2004.

(14)	Fair Value of Financial Instruments
      The carrying amounts of the Company’s financial instruments reported in the accompanying consolidated balance sheets for cash and cash equivalents, securities held-to-maturity, contracts and trade receivables, costs and estimated earnings in excess of billings, trade accounts payable, accrued employee compensation, other accrued liabilities, and billings in excess of costs and estimated earnings approximate their fair values due to the short-term nature of these instruments. Securities available-for-sale are carried at fair value.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(15)	Supplemental Cash Flow Information

	Years Ended December 31,

	2002	2003	2004

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$34,000	$16,000	$13,000

Cash paid during the year for income taxes	$3,808,000	$6,152,000	$4,995,000

Noncash financing and investing activities:
Purchase price adjustment to issuable common stock	$715,000	$708,000	$—

Cancellation of note payable	$1,300,000	$—	$—

Purchase price adjustment to other accrued liabilities	$890,000	$—	$—

Cancellation of issuable common stock	$1,490,000	$—	$—

Restricted shares granted	$—	$206,000	$990,000

Issuable common stock issued	$1,822,000	$714,000	$779,000

      The initial purchase price allocation related to the acquisition of ALNM in 2002 resulted in the following increases:

2002

Contracts and trade receivables	$(3,208,000)
Costs and estimated earnings in excess of billings	(843,000)
Prepaid expenses and other current assets	(124,000)
Goodwill	(8,421,000)
Equipment and leasehold improvements	(492,000)
Other assets	(87,000)
Accounts payable, accrued expenses and other liabilities	1,046,000
Deferred tax liabilities	1,532,000
Issuable common stock	3,300,000

Net initial cash expended for acquisition	$(7,297,000)
Additional cash expended during the year for previous acquisitions	(751,000)

Cash expended for acquisitions	$(8,048,000)

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16)	Valuation and Qualifying Accounts
      For the years ending December 31, 2002, 2003 and 2004, the following is supplementary information regarding valuation and qualifying accounts:

	Balance at	Provision for
	Beginning of	Doubtful		Balance at
	Period	Accounts	Deductions	End of Period

Allowance for doubtful accounts:
2002	$951,000	$467,000	$(295,000)	$1,123,000
2003	$1,123,000	$483,000	$(278,000)	$1,328,000
2004	$1,328,000	$136,000	$(395,000)	$1,069,000

(17)	Commitments and Contingencies
      The Company is also involved in various legal proceedings that arise in the ordinary course of business. Based on the Company’s experience, the nature of the Company’s current proceedings and its insurance coverage for such matters, the ultimate disposition of these matters should not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

(18)	Supplementary Financial Information (Unaudited)
      In the opinion of management, the following unaudited quarterly data for the years ended December 31, 2003 and 2004 reflects all adjustments necessary for a fair presentation of the results of operations. All such adjustments are of a normal recurring nature and are consistent with adjustments made to our annual results of operations.

	For the Quarters Ended 2003

	March 31,	June 30,	September 30,	December 31,

Net revenue	$22,346,000	$22,777,000	$22,854,000	$22,767,000
Gross profit	7,514,000	7,894,000	8,620,000	8,357,000
Income from continuing operations	1,398,000	1,729,000	2,203,000	1,891,000
Net income	1,398,000	1,729,000	2,203,000	1,891,000
Basic earning per share from continuing operations	$0.18	$0.23	$0.29	$0.25
Diluted earning per share from continuing operations	$0.18	$0.22	$0.28	$0.24
Weighted average number of shares outstanding:
Basic	7,588,601	7,607,374	7,626,534	7,637,880

Diluted	7,948,933	7,940,262	7,975,890	7,963,622

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Quarters Ended 2004

	March 31,	June 30,	September 30,	December 31,

Net revenue	$22,463,000	$24,480,000	$25,549,000	$24,262,000
Gross profit	7,981,000	9,225,000	10,085,000	9,100,000
Income from continuing operations	1,499,000	2,135,000	2,520,000	2,283,000
Loss from discontinued operations	—	47,000	110,000	273,000
Net income	1,499,000	2,088,000	2,410,000	2,010,000
Basic earnings per share from continuing operations	$0.19	$0.27	$0.32	$0.29
Diluted earnings per share from continuing operations	$0.19	$0.27	$0.31	$0.28
Weighted average number of shares outstanding:
Basic	7,703,566	7,782,149	7,804,274	7,823,874

Diluted	8,004,901	8,020,844	8,038,295	8,093,006

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 9A.	CONTROLS AND PROCEDURES
      We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports with the Securities and Exchange Commission.
      Internal control over financial reporting can provide only reasonable assurance of achieving financial reporting objectives because of its inherent limitations. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
      There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
      The company’s management report on internal control over financial reporting is included on page 39.

ITEM 9B.	OTHER INFORMATION
      On March 4, 2005, the Compensation Committee adopted a discretionary cash bonus plan. Executive officers are eligible to participate in the discretionary bonus plan. Under the discretionary plan, the Compensation Committee may award annual cash bonuses to executive officers if the Company meets or exceeds a financial performance target established by the Compensation Committee with respect to any year. At its meeting on March 4, 2005, the Compensation Committee established a performance target for 2005 based on income from operations (after taking into account any amounts paid under the discretionary bonus plan for the year). Whether any bonus is awarded, and the amount of any bonus awarded, is at the discretion of the Compensation Committee once the Company has met or exceeded its financial performance target.
PART III
      The information required by Items 10 through 14 of this report is set forth in the sections entitled “Directors and Executive Officers,” “Executive Compensation,” “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” “Certain Relationships and Related Transactions,” and “Principal Accountant Fees and Services” in our Proxy Statement for our 2005 Annual Meeting of Shareholders. That information is incorporated in this Report and made a part hereof by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      The following documents are filed as part of this Report:
      (1) Consolidated Financial Statements.

The following consolidated financial statements and the Reports of Independent Registered Public Accounting Firm are on pages 38 through 59 hereof:

Report of Independent Registered Public Accounting Firm

Management’s Report on Internal Controls over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2003 and 2004

Consolidated Statements of Income for the Years Ended December 31, 2002, 2003 and 2004

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2002, 2003 and 2004

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2003 and 2004

Notes to Consolidated Financial Statements
      (2) Financial Statement Schedules.

All Financial Statement Schedules have been omitted because they are not applicable or because the applicable disclosures have been included in the consolidated financial statements or in the notes thereto.
      (3) Exhibits.

Exhibit
Number		Description

3.1		Amended and Restated Articles of Incorporation of the registrant (incorporated herein by this reference to Exhibit 3.1 to the registrant’s registration statement of Form S-1, registration number 333-77273).

3.2		Amended and Restated Bylaws of the registrant (incorporated herein by this reference to Exhibit 3.1 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2001).

4.1		Amended and Restated 1994 Stock Incentive Plan (incorporated herein by this reference to Exhibit 4.1 to the registrant’s registration statement on Form S-8, registration number 333-61312).

4.2		Form of The Keith Companies, Inc. Nonqualified Stock Option Agreement (incorporated herein by this reference to Exhibit 4.2 to the registrant’s registration statement on Form S-8, registration number 333-61312).

4.3		Form of The Keith Companies, Inc. Incentive Stock Option Agreement (incorporated herein by this reference to Exhibit 4.3 to the registrant’s registration statement on Form S-8, registration number 333-61312).

10	.1*	Severance Agreement between the registrant and Aram H. Keith (incorporated herein by this reference to Exhibit 10.14 to the registrant’s annual report on Form 10-K for the period ended December 31, 2000).

10	.2*	Severance Agreement between the registrant and Eric C. Nielsen (incorporated herein by this reference to Exhibit 10.15 to the registrant’s annual report on Form 10-K for the period ended December 31, 2000).

10	.3*	Severance Agreement between the registrant and Gary C. Campanaro (incorporated herein by this reference to Exhibit 10.16 to the registrant’s annual report on Form 10-K for the period ended December 31, 2000).

Exhibit
Number		Description

10.4		Fourth Amendment to Credit Agreement dated January 31, 2001 by and between the registrant, HEA Acquisition, Inc. and Wells Fargo Bank, National Association (incorporated herein by this reference to Exhibit 10.17 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2001).

10.5		Fifth Amendment to Credit Agreement dated April 27, 2001 by and between the registrant, HEA Acquisition, Inc. and Wells Fargo Bank, National Association (incorporated herein by this reference to Exhibit 10.18 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2001).

10.6		Credit Agreement dated September 4, 2001 by and between the registrant and Wells Fargo Bank, National Association (incorporated herein by this reference to Exhibit 10.19 to the registrant’s quarterly report on Form 10-Q for the period ended September 30, 2001).

10.7		Line of Credit Note dated September 4, 2001 by and between the registrant and Wells Fargo Bank, National Association (incorporated herein by this reference to Exhibit 10.20 to the registrant’s quarterly report on Form 10-Q for the period ended September 30, 2001).

10.8		Third Amendment to Credit Agreement Dated September 4, 2001 by and between the registrant and Wells Fargo Bank, National Association.

10	.9*	Form of Stock Purchase Agreeement for CEO, CFO, COO and other select officers under the Amended and Restated 1994 Stock Incentive Plan (incorporated herein by this reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on February 14, 2005).

10	.10*	Form of Stock Purchase Agreement for all employees other than CEO, CFO, COO and other select officers under the Amended and Restated 1994 Stock Incentive Plan (incorporated herein by this reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on February 14, 2005).

10.11		The Keith Companies, Inc. Board of Directors Compensation 2005

10.12		The Keith Companies, Inc. Executive Officers’ Compensation for 2005

10.13		Summary of 2005 Discretionary Cash Bonus Plan

10.14		Independent Director Stock Option Agreement

10	.15*	Form of Indemnification Agreement (incorporated by this reference to Exhibit 10.2 from the registrant’s registration statement on Form S-1, registration number 333-77273).

21.0		List of Subsidiaries

23.1		Consent of Independent Registered Public Accounting Firm

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Dated March 9, 2005

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Dated March 9, 2005

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Dated March 9, 2005

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Dated March 9, 2005

*	Management contract or compensatory plan or arrangement.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Keith Companies, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE KEITH COMPANIES, INC.

By:	/s/ Aram H. Keith

Aram H. Keith
Chief Executive Officer
March 9, 2005
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
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of The Keith Companies, Inc. and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Aram H. Keith Aram H. Keith	Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	March 9, 2005

/s/ Gary C. Campanaro Gary C. Campanaro	Chief Financial Officer, Secretary and Director (Principal Financial and Accounting Officer)	March 9, 2005

/s/ George Deukmejian George Deukmejian	Director	March 9, 2005

/s/ Christine D. Iger Christine D. Iger	Director	March 9, 2005

/s/ Edward R. Muller Edward R. Muller	Director	March 9, 2005

INDEX TO EXHIBIT

Exhibit
Number		Description

3.1		Amended and Restated Articles of Incorporation of the registrant (incorporated herein by this reference to Exhibit 3.1 to the registrant’s registration statement of Form S-1, registration number 333-77273).

3.2		Amended and Restated Bylaws of the registrant (incorporated herein by this reference to Exhibit 3.1 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2001).

4.1		Amended and Restated 1994 Stock Incentive Plan (incorporated herein by this reference to Exhibit 4.1 to the registrant’s registration statement on Form S-8, registration number 333-61312).

4.2		Form of The Keith Companies, Inc. Nonqualified Stock Option Agreement (incorporated herein by this reference to Exhibit 4.2 to the registrant’s registration statement on Form S-8, registration number 333-61312).

4.3		Form of The Keith Companies, Inc. Incentive Stock Option Agreement (incorporated herein by this reference to Exhibit 4.3 to the registrant’s registration statement on Form S-8, registration number 333-61312).

10	.1*	Severance Agreement between the registrant and Aram H. Keith (incorporated herein by this reference to Exhibit 10.14 to the registrant’s annual report on Form 10-K for the period ended December 31, 2000).

10	.2*	Severance Agreement between the registrant and Eric C. Nielsen (incorporated herein by this reference to Exhibit 10.15 to the registrant’s annual report on Form 10-K for the period ended December 31, 2000).

10	.3*	Severance Agreement between the registrant and Gary C. Campanaro (incorporated herein by this reference to Exhibit 10.16 to the registrant’s annual report on Form 10-K for the period ended December 31, 2000).

10.4		Fourth Amendment to Credit Agreement dated January 31, 2001 by and between the registrant, HEA Acquisition, Inc. and Wells Fargo Bank, National Association (incorporated herein by this reference to Exhibit 10.17 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2001).

10.5		Fifth Amendment to Credit Agreement dated April 27, 2001 by and between the registrant, HEA Acquisition, Inc. and Wells Fargo Bank, National Association (incorporated herein by this reference to Exhibit 10.18 to the registrant’s quarterly report on Form 10-Q for the period ended June 30, 2001).

10.6		Credit Agreement dated September 4, 2001 by and between the registrant and Wells Fargo Bank, National Association (incorporated herein by this reference to Exhibit 10.19 to the registrant’s quarterly report on Form 10-Q for the period ended September 30, 2001).

10.7		Line of Credit Note dated September 4, 2001 by and between the registrant and Wells Fargo Bank, National Association (incorporated herein by this reference to Exhibit 10.20 to the registrant’s quarterly report on Form 10-Q for the period ended September 30, 2001).

10.8		Third Amendment to Credit Agreement Dated September 4, 2001 by and between the registrant and Wells Fargo Bank, National Association.

10	.9*	Form of Stock Purchase Agreeement for CEO, CFO, COO and other select officers under the Amended and Restated 1994 Stock Incentive Plan (incorporated herein by this reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on February 14, 2005).

10	.10*	Form of Stock Purchase Agreement for all employees other than CEO, CFO, COO and other select officers under the Amended and Restated 1994 Stock Incentive Plan (incorporated herein by this reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on February 14, 2005).

10.11		The Keith Companies, Inc. Board of Directors Compensation 2005

10.12		The Keith Companies, Inc. Executive Officers’ Compensation for 2005

10.13		Summary of 2005 Discretionary Cash Bonus Plan

10.14		Independent Director Stock Option Agreement

Exhibit
Number		Description

10	.15*	Form of Indemnification Agreement (incorporated by this reference to Exhibit 10.2 from the registrant’s statement on Form S-1, registration number 333-77273).

21.0		List of Subsidiaries

23.1		Consent of Independent Registered Public Accounting Firm

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Dated March 9, 2005

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Dated March 9, 2005

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Dated March 9, 2005

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Dated March 9, 2005

*	Management contract or compensatory plan or arrangement.