Form 10-Q
period 2005-03-31
KEITH COMPANIES INC
filed 2005-05-10
CIK 1080922

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
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
Yes     ☑      No     ☐

The number of outstanding shares of the registrant’s common stock as of April 25, 2005 was 7,976,903.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31,	December 31,
	2005	2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,184,000	$7,819,000
Securities available-for-sale, at fair value	32,050,000	34,325,000
Contracts and trade receivables, net of allowance for doubtful accounts of $1,119,000 and $1,069,000 at March 31, 2005 and December 31, 2004, respectively	16,354,000	16,452,000
Costs and estimated earnings in excess of billings	12,033,000	10,470,000
Prepaid expenses and other current assets	1,941,000	928,000

Total current assets	70,562,000	69,994,000

Equipment and leasehold improvements, net	4,646,000	4,643,000
Goodwill	23,059,000	23,059,000
Other assets	741,000	273,000

Total assets	$99,008,000	$97,969,000

Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	$1,293,000	$1,685,000
Accrued employee compensation	5,151,000	5,445,000
Current portion of deferred tax liabilities	1,661,000	1,661,000
Other accrued liabilities	3,464,000	3,809,000
Billings in excess of costs and estimated earnings	1,678,000	1,922,000

Total current liabilities	13,247,000	14,522,000

Deferred tax liabilities	1,125,000	1,125,000
Accrued rent	483,000	401,000

Total liabilities	14,855,000	16,048,000

Shareholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value. Authorized 100,000,000 shares; issued and outstanding 7,977,585 and 7,920,903 shares at March 31, 2005 and December 31, 2004, respectively	8,000	8,000
Additional paid-in-capital	48,881,000	48,114,000
Deferred stock compensation	(1,347,000)	(867,000)
Retained earnings	36,611,000	34,666,000

Total shareholders’ equity	84,153,000	81,921,000

Total liabilities and shareholders’ equity	$99,008,000	$97,969,000

See accompanying notes to the consolidated financial statements.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended
	March 31,
	2005	2004
Gross revenue	$27,838,000	$24,496,000
Subcontractor costs	1,931,000	2,033,000

Net revenue	25,907,000	22,463,000
Costs of revenue	16,117,000	14,482,000

Gross profit	9,790,000	7,981,000
Selling, general and administrative expenses	6,843,000	5,591,000

Income from operations	2,947,000	2,390,000
Interest income, net	186,000	69,000
Other income (expenses), net	14,000	(1,000)

Income before provision for income taxes	3,147,000	2,458,000
Provision for income taxes	1,202,000	959,000

Net income	$1,945,000	$1,499,000

Earnings per share:
Basic	$0.25	$0.19

Diluted	$0.24	$0.19

Weighted average number of shares outstanding:
Basic	7,849,385	7,703,566

Diluted	8,119,308	8,004,901

See accompanying notes to the consolidated financial statements.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net income	$1,945,000	$1,499,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	498,000	502,000
Gain on sale of equipment	(9,000)	—
Tax benefit from exercise of stock options	38,000	118,000
Deferred stock compensation expense	140,000	33,000
Changes in operating assets and liabilities:
Contracts and trade receivables, net	134,000	4,006,000
Costs and estimated earnings in excess of billings	(1,563,000)	(903,000)
Prepaid expenses and other assets	(1,481,000)	(753,000)
Trade accounts payable and accrued liabilities	(985,000)	(610,000)
Billings in excess of costs and estimated earnings	(244,000)	(217,000)

Net cash (used in) provided by operating activities	(1,527,000)	3,675,000

Cash flows from investing activities:
Additions to equipment and leasehold improvements	(652,000)	(438,000)
Proceeds from sales of securities	17,625,000	2,500,000
Purchases of securities	(15,350,000)	(4,500,000)
Proceeds from sales of equipment	160,000	2,000

Net cash provided by (used in) investing activities	1,783,000	(2,436,000)

Cash flows from financing activities:
Net proceeds from stock options and restricted shares	109,000	294,000

Net cash provided by financing activities	109,000	294,000

Net increase in cash and cash equivalents	365,000	1,533,000
Cash and cash equivalents, beginning of period	7,819,000	4,277,000

Cash and cash equivalents, end of period	$8,184,000	$5,810,000

See supplemental cash flow information at Note 7.

See accompanying notes to the consolidated financial statements.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The accompanying consolidated balance sheet as of March 31, 2005, the consolidated statements of income for the three months ended March 31, 2005 and 2004, and the consolidated statements of cash flows for the three months ended March 31, 2005 and 2004 are unaudited and in the opinion of management include all adjustments necessary to present fairly the information set forth therein, which consist solely of normal recurring adjustments. All significant intercompany transactions have been eliminated and certain reclassifications have been made to prior periods’ consolidated financial statements to conform to the current period presentation. The results of operations for these interim periods are not necessarily indicative of results for the full year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of The Keith Companies, Inc. (together with its subsidiaries, the “Company” or “TKCI”) for the year ended December 31, 2004 as certain disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

2.	Accounting for Stock Options

The Company accounts for its stock options and restricted shares in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has not recorded any compensation expense related to the granting of options. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” permits entities to recognize the fair value of all stock-based awards on the date of grant as an expense over the vesting period. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25; however, SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure,” requires pro forma net income disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and to provide the pro forma disclosure specified by SFAS No. 148. The Company, however, has recorded approximately $86,000 and $20,000, net of taxes, of compensation expense related to restricted shares for the three months ended March 31, 2005 and 2004, respectively.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options (using the Black-Scholes method) and restricted shares under SFAS No. 123, the Company’s net income, and basic and diluted earnings per share would have been adjusted to the pro forma amounts indicated below:

	For the Three Months
	Ended March 31,
	2005	2004
Net income:
Net income, as reported	$1,945,000	$1,499,000
Add: Employee compensation expense related to restricted shares included in net income, net of taxes	86,000	20,000
Deduct: Stock-based employee compensation expense determined under the fair-value based method, net of taxes	(181,000)	(132,000)

Pro forma net income	$1,850,000	$1,387,000

Basic earnings per share:
As reported	$0.25	$0.19
Pro forma	$0.24	$0.18

Diluted earnings per share:
As reported	$0.24	$0.19
Pro forma	$0.23	$0.17

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

3.	Earnings Per Share

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

The following is a reconciliation of the denominator for the basic EPS computation to the denominator of the diluted EPS computation:

	For the Three Months
	Ended March 31,
	2005	2004
Weighted average shares used for the basic EPS computation	7,849,385	7,703,566
Incremental shares from the assumed exercise of dilutive stock options, unvested restricted shares and contingently issuable shares	269,923	301,335

Weighted average shares used for the diluted EPS computation	8,119,308	8,004,901

In conjunction with certain acquisitions, the Company agreed to pay consideration consisting of shares of its common stock. As a result, the Company estimated and included 51,724 weighted average contingently issuable shares in its weighted average shares used for the diluted EPS computation for the three months ended March 31, 2004. There were no weighted average contingently issuable shares included in the calculation of diluted EPS for the three months ended March 31, 2005.

There were 19,889 and 146,724 anti-dilutive weighted stock options excluded from the above calculations for the three months ended March 31, 2005 and 2004, respectively.

4.	Securities

Available-for-sale securities consist of auction rate securities. The amortized cost, gross unrealized gains and losses and fair value of available-for-sale securities are as follows:

	Available-for-sale
	March 31,	December 31,
	2005	2004
Amortized cost	$32,050,000	$34,325,000
Gross unrealized gains	—	—
Gross unrealized losses	—	—

Fair value	$32,050,000	$34,325,000

The Company did not realize any gains or losses from its sales of securities available-for-sale for the three months ending March 31, 2005 and 2004.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

The maturity distribution based on contractual terms of securities at March 31, 2005, is as follows:

	Available-for-sale
	Amortized
	Cost	Fair Value
Due between 1 and 15 years	$5,300,000	$5,300,000
Due between 15 and 30 years	8,700,000	8,700,000
Due after 30 years	18,050,000	18,050,000

Total	$32,050,000	$32,050,000

The Company’s available-for-sale securities are auction rate securities, which, at the time of issuance, have long term maturities, but have liquidity and interest rate reset mechanisms typically every 28-35 days through a Dutch auction process.

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

The following tables set forth certain information regarding the Company’s reportable segments as of and for the three months ended March 31, 2005 and 2004:

As of and for the Three Months Ended March 31, 2005
	RE	PWI	EI	Corporate	Consolidated
Net revenue	$20,060,000	$3,381,000	$2,466,000	$—	$25,907,000
Income (loss) from operations	$5,573,000	$309,000	$175,000	$(3,110,000)	$2,947,000

Identifiable assets	$37,451,000	$13,231,000	$9,597,000	$38,729,000	$99,008,000

As of and for the Three Months Ended March 31, 2004
	RE	PWI	EI	Corporate	Consolidated
Net revenue	$16,937,000	$3,266,000	$2,260,000	$—	$22,463,000
Income (loss) from operations	$4,658,000	$163,000	$(160,000)	$(2,271,000)	$2,390,000

Identifiable assets	$35,372,000	$12,845,000	$8,255,000	$32,165,000	$88,637,000

6.	Indebtedness

The Company has available a $10.0 million unsecured line of credit consisting of four components: (i) an acquisition component, (ii) an equipment and vehicle financing component, (iii) a standby letter of credit component, and (iv) a working capital component. The line provides up to a maximum of $5.0 million to finance

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

acquisitions, up to a maximum of $3.0 million to finance equipment and vehicle purchases, up to a maximum of $1.0 million for standby letters of credit, and up to a maximum of $10.0 million less the aggregate outstanding principal balance of the acquisition, equipment and vehicle, and standby letter of credit components for working capital. The line bears interest at either a range of 0.25% below prime to prime, or a range of 1.25% to 1.75% over LIBOR depending on the Company’s ability to meet certain financial covenants. This line of credit agreement restricts the payment of dividends without the bank’s consent. As of March 31, 2005, the Company was in compliance with the financial covenants under this line of credit agreement. All components of the line of credit mature in June 2005, at which time the Company intends to renew and extend the maturity of the line of credit. There were no amounts outstanding under this line of credit agreement as of March 31, 2005.

7.	Supplemental Cash Flow Information

	For the Three Months
	Ended March 31,
	2005	2004
Supplemental disclosure of cash flow information:

Cash paid for interest	$3,000	$3,000

Cash paid for income taxes	$1,677,000	$1,319,000

Non-cash financing and investing activities:

Issuable common stock issued	$—	$630,000

Restricted shares granted	$619,000	$279,000

8.	Subsequent Events

On April 14, 2005, the Company and Stantec, Inc. (“Stantec”) announced that the Company had entered into a definitive merger agreement pursuant to which the Company will be merged into Stantec Consulting of California, Inc., a wholly owned subsidiary of Stantec. Pursuant to the terms of the merger agreement, each of the Company’s shareholders will receive a per share consideration comprised of US$11.00 in cash, 0.23 shares of Stantec common stock, and US$5.50 worth of Stantec common stock to be calculated by dividing US$5.50 by the simple average of the weighted sales price of the Stantec common shares on the Toronto Stock Exchange for each of the 20 trading days ending on the second trading day prior to the closing of the merger, converted into US dollars for each trading day at the noon buying rate quoted by the Federal Reserve Bank of New York on such trading day. The Company’s shareholders may elect to receive their merger consideration in cash, shares of Stantec common stock, or a combination of cash and shares of Stantec common stock, in each case subject to proration.

The receipt of Stantec common stock in the merger is expected to be tax free for U.S. federal income tax purposes and the closing of the merger is subject to the receipt of opinions of counsel to Stantec and the Company’s counsel to that effect. In addition, consummation of the merger is subject to customary conditions, including, among others, the approval of the merger agreement by the Company’s shareholders, the Stantec common stock issued in the merger being authorized for quotation or listing on the Toronto Stock Exchange and either the New York Stock Exchange or the NASDAQ Stock Market; the receipt of all applicable regulatory approvals; the absence of any governmental action prohibiting consummation of the merger; no material adverse effect on us or Stantec; and the Company having at least $40 million of cash and cash equivalents at the effective time of the merger. The merger is expected to close in the third quarter of 2005. The Company may be required to pay Stantec a termination fee of $3,000,000, plus its expenses, if the merger agreement is terminated in certain circumstances.

In connection with the pending merger, the Company engaged a financial advisory firm to assist with the consulting, marketing, structuring, and negotiating of the proposed sale. In April 2005, the Company paid the financial advisory firm $0.5 million and may be obligated to pay up to approximately $2.8 million, upon the consummation of the merger.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes included elsewhere in this Form 10-Q and the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed by the Company. This Quarterly Report on Form 10-Q contains certain forward-looking statements, including among others:

•	statements regarding our proposed merger with Stantec Consulting of California, Inc.;

•	forecasts of earnings, revenue or other financial items;

•	anticipated activity in the real estate development, public works/infrastructure, and energy/industrial industries;

•	our business strategy for expanding our presence in these industries;

•	anticipated growth and economic expansion in the Western and Midwestern United States;

•	anticipated trends in our financial condition and results of operations;

•	anticipated growth in the pace and size of our acquisitions;

•	anticipated impact of future acquisitions and/or new divisions/offices on the condition of our business by industry and geographic location;

•	the long-term nature of our projects;

•	our ability to attract and retain employees;

•	our business strategy for integrating businesses that we acquire and/or internally create;

•	our ability to sustain our growth and profitability; and

•	our ability to distinguish ourselves from our current and future competitors.

We generally identify forward-looking statements in this Report using words like “believe,” “intend,” “expect,” “estimate,” “may,” “plan,” “should plan,” “project,” “contemplate,” “anticipate,” “predict,” “potential,” “continue” or similar expressions. You may find some of these statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Report. Our proposed merger with Stantec Consulting California, Inc., a wholly owned subsidiary of Stantec, Inc., projected to close in the third quarter of 2005, will affect a number of the forward-looking statements made in this report. Although we believe our management team and management of Stantec share many of the same goals and operating strategies, some of the forward-looking statements contained in this report may become inapplicable once the operations of the two companies are combined upon completion of the merger. The discussions contained in this report apply only to The Keith Companies, Inc. and do not give effect to the proposed merger, the operations of Stantec, or the combined operations of our company and Stantec following the merger.

Any or all of our forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this report will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. Factors that may cause our plans, expectations, future financial condition and results to change include those summarized in the section of this report captioned, “Risk Factors.”

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

Overview

Business

We are a full service engineering and consulting services firm providing professional services on a wide range of projects to the real estate development, public works/infrastructure, and energy/industrial industries and in this report we refer to these industries as the RE, PWI, and EI industries, respectively. For the three months ended March 31, 2005, the percentage of our net revenue generated from services related to our RE, PWI and EI segments was approximately 77%, 13%, and 10%, respectively. Excluding corporate overhead/expenses, our RE segment contributed over 92% of our total income from operations for the three months ended March 31, 2005.

We currently have approximately 840 employees/project workers and provide our engineering and consulting services from 17 primary divisions located in seven states: California, Michigan, Nevada, Texas, Utah, Oregon and Arizona. In addition to these 17 primary divisions, we also have the ability to provide start-up, testing and other energy related technical consulting services in Brazil. For the three months ended March 31, 2005, approximately 78% of our net revenue was generated from services rendered in California.

Recent Development

Merger Agreement with Stantec Consulting of California, Inc.

On April 14, 2005, our company and Stantec, Inc. (“Stantec”) announced that we had entered into a definitive merger agreement pursuant to which we will be merged into Stantec Consulting of California, Inc., a wholly owned subsidiary of Stantec, Inc. Pursuant to the terms of the merger agreement, each of our shareholders will receive a per share consideration comprised of US$11.00 in cash, 0.23 shares of Stantec common stock and US$5.50 worth of Stantec common stock to be calculated by dividing US$5.50 by the simple average of the weighted sales price of the Stantec common shares on the Toronto Stock Exchange for each of the 20 trading days ending on the second trading day prior to the closing of the Merger, converted into US dollars for each trading day at the noon buying rate quoted by the Federal Reserve Bank of New York on such trading day. Our shareholders may elect to receive their merger consideration in cash, shares of Stantec common stock, or a combination of cash and shares of Stantec common stock, in each case subject to proration.

The receipt of Stantec common stock in the merger is expected to be tax free for U.S. federal income tax purposes and the closing of the merger is subject to the receipt of opinions of counsel to Stantec and our counsel to that effect. In addition, consummation of the merger is subject to customary conditions, including, among others, the approval of the merger agreement by our shareholders, the Stantec common stock issued in the merger being authorized for quotation or listing on the Toronto Stock Exchange and either the New York Stock Exchange or the NASDAQ Stock Market; the receipt of all applicable regulatory approvals; the absence of any governmental action prohibiting consummation of the merger; no material adverse effect on us or Stantec; and our having at least $40.0 million of cash and cash equivalents at the effective time of the merger.

In connection with the pending merger, our company engaged a financial advisory firm to assist with the consulting, marketing, structuring, and negotiating of the proposed sale. In April 2005, we paid the financial advisory firm $0.5 million and may be obligated to pay up to approximately $2.8 million, upon the consummation of the merger.

Services Provided

We provide a broad range of services. In the RE and PWI industries, our primary services include civil engineering, surveying and mapping, land planning, environmental services, cultural resources services, construction management, site acquisition and water resource engineering. The services we provide to the EI industry primarily include instrumentation and controls systems engineering, fire protection engineering, electrical engineering, mechanical engineering, chemical process engineering, start-up and testing and operations and maintenance.

For a more detailed discussion of the services we provide, please refer to our Annual Report on Form 10-K.

Industries Served

We provide a wide range of engineering and consulting services to the RE, PWI and EI industries. The following is a brief description of the nature of the work associated with each industry that we serve:

Real Estate Development

Our RE segment primarily provides engineering and consulting services for the development of private projects, such as residential communities, commercial and industrial properties and recreational facilities.

Residential, commercial, golf, and other recreational developers use professional and technical consultants to provide planning and environmental services to create land use plans, write the supporting planning and environmental documents and process entitlements and permits through governmental authorities. Consultants also assist clients with obtaining approvals and permits from federal, state and local agencies. After projects are approved by governmental agencies, developers need surveying, mapping, and civil engineering services to survey development sites, create accurate boundary and base maps and provide engineering designs for grading, streets, sewer and water pipelines and facilities, utilities and drainage facilities. Upon completion of the design phase, surveyors provide construction staking services to identify the precise locations of streets, utilities, pipelines and other facilities to be constructed. In culturally sensitive areas, developers may also require environmental and archaeological services for planning and assistance with environmental approvals as well as construction phase and post-construction phase monitoring services.

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

There are generally two types of real estate development clients: the land developer and the builder. Some take on characteristics of both. Developers generally must look long-term, utilize longer-term investment financing and evaluate the performance of projects across multiple business cycles. The developer pursues land development rights and implements the process of designing and constructing infrastructure utility, roadway and landform grading improvements. A developer’s projects often span several years or even decades. The builder, on the other hand, generally provides an end-user product, including homes, retail stores, restaurants and clubhouses. The builder’s approach is generally based upon current and relatively short-term economic conditions. Financing for a builder’s work is often construction-oriented and anticipates short-term returns. The builder often buys property that has already been zoned, graded and otherwise improved by the land developer.

Public Works/Infrastructure

Our PWI segment primarily provides services in the support of the development of public works/infrastructure projects. These projects include, among others, water and sewer facilities, transportation systems and institutional projects, such as schools, hospitals and other public facilities.

Water Resources. Water resource services encompass the study and analysis of rainfall, water collection and distribution, use of water for cleanliness, nourishment and irrigation and the treatment and disposal of used or contaminated water. Due to the multiple demands for municipal, environmental and agricultural uses, water is a resource requiring extensive management throughout the United States. As populations continue to grow and higher standards are placed on protecting the environment without sacrificing the supply and quality of water, water districts, public agencies, agricultural users and municipalities are faced with the challenge of managing their water supplies more efficiently. Protecting communities from natural disasters such as floods and mudflows, cleaning natural waterways, eliminating pollution from storm runoff flowing into the ocean and protecting and enhancing natural riparian resources are among the missions of public water-management agencies. Private developers also address these issues as part of their land development.

Transportation. Highly experienced transportation planners, engineers and designers provide an entire spectrum of resources necessary to effectively engineer and design state-of-the-art transportation infrastructure. Engineers develop street, major arterial and highway designs in cooperation with federal, state and local agencies to improve transportation networks.

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

Energy/Industrial

Our EI segment primarily provides the technical expertise and management to design and test manufacturing facilities and processes, design mechanical and electrical systems solutions and design, test and start-up primary and alternative energy power systems for power generators and large scale power consumers.

The energy/industrial industry consists of manufacturing facilities, processing facilities, power generation and distribution, and production/refining methods and systems. Power generation facilities, buildings, machines, assembly lines, factories and refineries require mechanical, electrical and process engineering services to enable utilization of new processes and to improve efficiency and reliability of their production effort. Comprehensive engineering services that are required include:

•	Design or redesign of electrical, heating, ventilation and air conditioning systems;

•	Mechanical equipment design;

•	Equipment selection and purchasing;

•	Design of integrated computer and monitoring device systems to control manufacturing and process equipment;

•	Chemical/process engineering;

•	Energy generation and usage consulting;

•	Fire protection engineering;

•	Material handling and process flow planning;

•	Automation and robotics design;

•	Construction management and installation supervision;

•	Plant testing during construction and start-up;

•	Plant operations and maintenance;

•	Project management; and

•	Computer programming.

Projects that utilize mechanical, electrical and process engineering and consulting services include:

•	Energy/Power Generation and Management: power plants, wind farms, natural gas/electrical systems and distribution systems;

•	High Tech Facilities: biotechnology, pharmaceutical and laboratory facilities, computer centers, control rooms and research and development facilities;

•	Heavy Manufacturing: automotive assembly, port terminal facilities, and pulp and paper processing;

•	Consumer Products: beverage, household products, packaging and food processing;

•	Educational Facilities: school and university buildings and campuses; and

•	Public Facilities: medical buildings, hospitals and publicly owned or occupied buildings.

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

We continue to experience a high level of demand for our services in the residential real estate industry, which in part, has been positively impacted by the continued low interest rate environment along with an out of balance supply/demand relationship, which, among the geographic communities we serve, is most notable in California. The demand for services in this area has made the hiring and retaining of qualified professionals a challenge for us. The reduced funding for some types of public works projects has not only reduced the number of contracts available to propose on, but it has also increased the amount of competition for that work. The energy/industrial industry is still negatively impacted by the low demand for new power plants and/or alternative power solutions, coupled with an overall decrease in capital spending in that industry. We are, however, seeing indications that demand and work in this area may increase as a result of the recent extension of the production tax credit for renewable energy projects and industrial project starts. We expect that design engineering that we are doing in this segment will progress to field support service opportunities sometime in the future for our UEI division, which primarily is a construction-period service provider to the energy industry.

There are a number of opportunities, challenges and risks that we face. The main opportunities that we have been focusing on are acquisitions in the pubic works/infrastructure industry, opening new offices focusing mainly in the real estate development industry and proposing on contracts/opportunities in the energy/industrial industry. Under the terms of the merger agreement with Stantec, we have agreed to operate our business in the ordinary course of our business and not to make any acquisitions during the period our merger is pending without obtaining prior written consent from Stantec. If, for any reason, the merger is not consummated, we intend to resume our efforts in this regard. Challenges that we currently face include, but are not limited to, identifying accretive acquisition candidates, attracting and retaining qualified professionals, servicing our clients on a timely basis, estimating and managing our costs on fixed-price contracts and/or contracts with not-to-exceed provisions, maintaining our profit margins, and the costs and time involved with complying with the requirements of the Sarbanes-Oxley Act of 2002. In light of our pending merger with Stantec Consulting of California, Inc., we have deferred implementation of an Enterprise Service Automation (“ESA”) software system, which will replace our existing accounting and project reporting system. If, for any reason, the merger is not consummated, we intend to continue with that implementation. In the event we proceed, we will face the additional challenge of successfully implementing an ESA system, which may prove to be more difficult in light of the delay. For a detailed discussion of risks that may impact us, please refer to the “Risk Factors” section included in this Report. We believe that we have the appropriate staff and procedures in place to take the steps that are necessary and feasible to address our main opportunities, challenges and risks.

Diversification Strategy

To help reduce our susceptibility to economic cycles affecting the RE industry, it is our goal to expand our work in the PWI and the EI industries as feasible, based upon such items as economic and market conditions. We had expected that our acquisition strategy would play a significant role in contributing to this objective. However, we have not completed an acquisition since March 2002. In light of our proposed merger, we are not currently pursuing acquisition activities. If for any reason the merger is not consummated, we intend to resume our acquisition activities and focus our acquisition efforts on companies which are mainly in the public works/infrastructure sector. Expanding our presence in the PWI and EI industries may have a significant impact on our future net revenue mix. As a result of this diversification strategy, our operating margins may be negatively affected by the decreased business concentration from the RE industry which has historically yielded higher operating margins than services provided to the PWI and EI industries.

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

Costs of Revenue

Costs of revenue include labor, non-reimbursable costs, materials and various direct and indirect overhead costs including rent, utilities and depreciation. Direct labor employees work predominantly at our offices and client job sites. The number of direct labor employees assigned to a contract varies according to the size, complexity, duration, and demands of the project.

Contract terminations, completions, scheduling delays and contract proposal activity may result in periods when direct labor employees are not fully utilized. As we grow, we anticipate that we will need to add professional and administrative staff to support our growth. These professionals are in great demand and are likely to remain a limited resource for the foreseeable future. The significant competition for employees with the skills we require creates wage pressures on professional compensation. We attempt to increase our billing rates to customers to compensate for wage increases. There can be, however, a lag before wage increases can be incorporated into our existing contracts. Some expenses, primarily long-term leases, are fixed and cannot be adjusted in reaction to an economic downturn.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) primarily consist of corporate costs related to finance and accounting, information technology, business development and marketing, contract proposals, executive salaries, provisions for doubtful accounts and other indirect overhead costs.

Critical Accounting Policies and Significant Estimates

The accounting policies that are most important to the portrayal of our financial condition and results of operations, and require management’s most difficult, subjective or complex judgments, are considered to be our critical accounting policies. Because of the uncertainties inherent in making assumptions and estimates regarding unknown future outcomes, future events may result in significant differences between estimates and actual results. We believe that each of the assumptions and estimates are appropriate in the circumstances, and represent the most likely future outcome. The following are what we believe are the accounting policies most affected by management estimates and judgments:

Revenue Recognition and Cost Estimates on Contracts. We use estimates in recognizing revenue related to our contracts with fixed price or not-to-exceed provisions. For these contracts, revenue is recognized under the percentage of completion method of accounting based on the proportion of actual direct contract costs incurred to total estimated direct contract costs. We believe that cost incurred is the best available measure of progress towards completion on these contracts. Estimating the total estimated direct contract cost is a subjective process and requires the use of our best estimate based upon the current information known by us at the time of the estimate. Our estimates of total direct contract cost have a direct impact on the revenue recognized by us. If our current estimates of total direct contract costs turn out to be higher than our previous estimates of total direct contract cost, then we would have over-recognized revenue for that previous period. Conversely, if our current estimates of total direct contract costs turn out to be lower than our previous estimates of total direct contract costs, we would have under-recognized revenue for that previous period. In both cases, a job-to-date adjustment would be made to true-up revenue as a change in estimate applied prospectively.

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

Provision for Doubtful Accounts. We use estimates in arriving at our allowance for doubtful accounts related to our contracts and trade receivables. These estimates are based on our best assessment as to the collectibility of the related receivable balance. Each quarter, we re-evaluate our estimates to assess the adequacy of our allowance for doubtful accounts and adjust the allowance for doubtful accounts as necessary. Factors considered in arriving at our allowance for doubtful accounts include, among other things, historical and anticipated client default rates at the various aging categories of contract and trade receivables and the overall business environment/economy. Future collections of receivables that are different from our current estimates will affect results of operations in future periods.

Discretionary Bonus Plan. We have a discretionary bonus plan under which we may award an annual cash performance bonus to our employees. We accrue for this discretionary bonus on a quarterly basis based upon our best estimate as to the annual discretionary bonus award to be paid. Our estimating process is subjective and is based upon the current information known to us at that point in time. As a result of potential changes to our estimates, our quarterly results may be significantly affected by adjustments to the discretionary bonus accrual. Any annual bonus award under this plan is at the discretion of the Board of Directors or, with respect to executive officers, the Compensation Committee of the Board of Directors.

Results of Operations

The following table sets forth the Company’s unaudited consolidated statements of income for each of the periods presented as a percentage of net revenue:

	For the Three Months Ended
	March 31,
	2005	2004
Gross revenue	107.5%	109.1%
Subcontractor costs	7.5	9.1

Net revenue	100.0	100.0
Costs of revenue	62.2	64.5

Gross profit	37.8	35.5
SG&A expenses	26.4	24.9

Income from operations	11.4	10.6
Interest income, net	0.7	0.3
Other income (expense), net	0.0	0.0

Income before provision for income taxes	12.1	10.9
Provision for income taxes	4.6	4.2

Net income	7.5%	6.7%

The following table sets forth certain components of the Company’s unaudited consolidated statements of income for the three months ended March 31, 2005 and includes the dollar and percentage change compared to the prior year period:

	For the Three Months Ended
	March 31,
	(dollars in thousands)
			Change
	2005	2004	$	%

Gross revenue	$27,838	$24,496	$3,342	13.6%
Subcontractor costs	1,931	2,033	(102)	(5.0)

Net revenue	25,907	22,463	3,444	15.3
Costs of revenue	16,117	14,482	1,635	11.3

Gross profit	9,790	7,981	1,809	22.7
SG&A expenses	6,843	5,591	1,252	22.4

Income from operations	2,947	2,390	557	23.3
Interest income, net	186	69	117	169.6
Other income (expense), net	14	(1)	15	1500.0

Income before provision for income taxes	3,147	2,458	689	28.0
Provision for income taxes	1,202	959	243	25.3

Net income	$1,945	$1,499	$446	29.8%

The following tables set forth certain unaudited financial information regarding the Company’s reportable segments for the three months ended March 31, 2005 and 2004:

	For the Three Months Ended March 31, 2005
	(dollars in thousands)
	RE	PWI	EI	Corporate	Consolidated
Net revenue	$20,060	$3,381	$2,466	$—	$25,907

Gross profit	8,043	1,043	704	—	9,790
SG&A expenses	2,470	734	529	3,110	6,843

Income (loss) from operations	$5,573	$309	$175	$(3,110)	$2,947

	For the Three Months Ended March 31, 2004
	(dollars in thousands)
	RE	PWI	EI	Corporate	Consolidated
Net revenue	$16,937	$3,266	$2,260	$—	$22,463

Gross profit	6,632	882	467	—	7,981
SG&A expenses	1,974	719	627	2,271	5,591

Income (loss) from operations	$4,658	$163	$(160)	$(2,271)	$2,390

Three Months Ended March 31, 2005 and March 31, 2004

Net Revenue. Net revenue for the three months ended March 31, 2005 increased $3.4 million, or 15.3%, to $25.9 million compared to $22.5 million for the three months ended March 31, 2004. The increase in net revenue was primarily due to increased net revenue generated from our real estate development segment.

Net revenue from our real estate development segment increased $3.2 million, or 18.4%, to $20.1 million for the three months ended March 31, 2005 compared to $16.9 million for same period in 2004. This increase was primarily due to a strong California residential real estate market, which was partially fueled by the continued low interest rate environment along with an out of balance supply/demand relationship, which, among the geographic communities we serve, is most notable in California. The demand for our services related to the residential real estate market component of our real estate development segment resulted in an increase in our billable employee headcount and a higher direct labor multiplier, partially offset by a decrease in the billable employee utilization rate from this segment for the three months ended March 31, 2005 as compared to the same period in 2004. The billable employee utilization rate is a measure of employee billability. The direct labor multiplier shows the amount of net revenue generated for each dollar of direct labor costs incurred on contracts.

As noted above, we continue to experience strong results from our real estate development segment, which has benefited from the low interest rate environment along with an out of balance supply/demand relationship, which, among the geographic communities we serve, is most notable in California. Certain events, including the Federal Reserve’s decision to increase the federal funds rate, lead us to believe that there may be further interest rate increases. If interest rates continue to rise, this may impact the demand for real estate, and therefore may have a negative impact on our net revenue and profitability. Additionally, there have been geographic areas that have shown a fluctuation in the pace of home sales in recent months where we provide large portions of our real estate development services. If home sales were to slow to a point where demand does not outpace supply by a large enough margin, our clients may slow down or cancel work, which may have a negative impact on our net revenue and profitability.

Net revenue from our energy/industrial segment increased $0.2 million, or 9.1%, to $2.5 million for the three months ended March 31, 2005 compared to $2.3 million for the same period in 2004. The increase for the three months ended March 31, 2005 was primarily due to the renewed focus on projects related to wind generated power as well as other projects unrelated to the energy industry, such as industrial projects. This increase was partially offset by a continued reduction in net revenue by our UEI division due to a continued slowdown in the pace of construction of new power plants, and/or certain other power solutions, and a general decrease in capital spending in the energy/industrial industry. This renewed focus resulted in an increase in our direct labor multiplier and billable employee/project worker utilization rates in this segment, while our billable employee headcount remained relatively flat due to decreases in UEI’s headcount for the three months ended March 31, 2005 as compared to the same period in 2004.

Market uncertainties in the power generation portion of the energy/industrial industry have caused a decline in the pace of construction of new power plants, and/or certain other power solutions, and a general decrease in capital spending in the energy/industrial industry. However, we continue to be encouraged by the level of proposal activity in the energy/industrial segment as a whole and expect to see our UEI division benefit sometime in the future from our current design and engineering work during the construction phase of such projects. If proposals are not awarded as contracts and/or the market uncertainty continues, there may be reductions in net revenue which would negatively impact profitability of our energy/industrial segment.

Net revenue from our public works/infrastructure segment increased $0.1 million, or 3.5%, to $3.4 million for the three months ended March 31, 2005 compared to $3.3 million for the same period in 2004. This increase was primarily due to increased net revenue for one of our public works/infrastructure divisions, which mainly benefited from its ability to temporarily deploy under utilized engineers to provide services to our real estate development segment. This increase in net revenue was mainly due to higher fees related to services provided to the real estate development segment which resulted in a higher direct labor multiplier. This increase was partially offset by a decrease in billable employee utilization rates and a decrease in our billable employee headcount in this segment for the three months ended March 31, 2005 as compared to the same period in 2004.

Since the majority of this increase in net revenue was related to real estate development services, as discussed above, and due to certain current conditions, including a weak economy in some areas served by our public works/infrastructure segment and reduced funding of some public works projects, we could experience a reduction in net revenue and profitability related to this segment, which may result in an adverse impact to our overall company-wide net revenue and profitability.

Gross Profit. Gross profit for the three months ended March 31, 2005 increased $1.8 million, or 22.7%, to $9.8 million compared to $8.0 million for the three months ended March 31, 2004. The increase in gross profit for the three months ended March 31, 2005 was primarily attributable to higher gross profit generated by our real estate development segment.

Gross profit from our real estate development segment increased $1.4 million, or 21.3%, to $8.0 million for the three months ended March 31, 2005 compared to $6.6 million for the three months ended March 31, 2004. This increase in gross profit for the three months ended March 31, 2005 was primarily attributable to a strong California residential real estate market which resulted in an increase in our billable employee headcount and a higher direct labor multiplier, partially offset by a decrease in the billable employee utilization rate. The increase in gross profit was partially offset by a $0.3 million increase in our discretionary bonus accrual.

Gross profit from our energy/industrial segment increased $0.2 million, or 50.8%, to $0.7 million for the three months ended March 31, 2005 compared to $0.5 million for the three months ended March 31, 2004. The increase in gross profit for the three months ended March 31, 2005 was primarily due to the renewed focus on projects related to wind generated power as well as other projects unrelated to the energy industry, such as industrial projects. This increase was partially offset by a continued reduction in gross profit by our UEI division. This renewed focus resulted in an increase in the billable employee/project worker utilization rates and a higher direct labor multiplier while our billable employee headcount remained relatively flat.

Gross profit from our public works/infrastructure segment increased by approximately $0.1 million, or 18.2%, to $1.0 million for the three months ended March 31, 2005 compared to $0.9 million for the three months ended March 31, 2004. This increase was mainly due to higher margins related to services provided to the real estate development segment, that resulted in a higher direct labor multiplier which was partially offset by a decrease in our billable employee headcount and billable employee utilization rates.

As a percentage of net revenue, gross profit increased to 37.8% during the first quarter of 2005 compared to 35.5% during the same period of 2004. The percentage increase was primarily related to higher gross profit contributed from our real estate development and energy/industrial segments due primarily to the items noted above.

As noted above under the “Net Revenue” section, certain economic events/trends may have a negative impact on the gross profit and profitability of our real estate development, energy/industrial, and/or our public works/infrastructure segments in the future.

Selling, General and Administrative Expenses. SG&A for the three months ended March 31, 2005 increased $1.2 million, or 22.4%, to $6.8 million compared to $5.6 million for the same period in 2004. The increase was primarily related to a $0.8 million increase in SG&A from our corporate operations coupled with a $0.5 million increase in SG&A from our real estate development segment, partially offset by a $0.1 million decrease in SG&A from our energy/industrial segment.

The $0.8 million increase in SG&A related to our corporate operations was primarily attributable to higher compensation costs, partially due to an increase in headcount, an increase in our discretionary bonus accrual and an overall increase in corporate administrative expenses.

The $0.5 million increase in SG&A related to our real estate development segment was primarily attributable to higher compensation cost, increased SG&A associated with two new offices opened in the fourth quarter of 2004 and a $0.1 million increase in our discretionary bonus accrual, partially offset by a decrease in the provision for doubtful accounts.

The $0.1 million decrease in SG&A related to our energy/industrial segment was primarily due to the discontinuation, in January 2005, of a business development agreement for which we incurred costs in 2004.

SG&A related to our public works/infrastructure segment remained flat for the first quarter of 2005, as compared to the same period of 2004, although this segment had a decrease of $0.1 million in the provision for doubtful accounts. This decrease was offset by higher compensation costs and proposal activity.

SG&A as a percentage of net revenue for the three months ended March 31, 2005 increased to 26.4% compared to 24.9% for the corresponding prior year period. The percentage increase was primarily due to higher compensation cost, an increase in our discretionary bonus accrual and an overall increase in corporate administrative expenses, all of which were partially offset by a decrease in our overall provision for doubtful accounts.

Interest Income, net. Interest income, net increased by $117,000 to $186,000 during the first quarter of 2005 as compared to the same period in 2004. This increase in interest income resulted from higher yields earned on cash and securities, combined with an increase in the average balance of cash and securities as compared to the same period in 2004.

Income Taxes. For the three months ended March 31, 2005, the provision for income taxes was $1.2 million compared to $1.0 million for the three months ended March 31, 2004. The increase in the provision for income taxes resulted from a higher taxable base, partially offset by a decrease in our effective tax rate, which was 38.2% for the first quarter of 2005 as compared to 39.0% for the same period in 2004. The decrease in our effective tax rate was primarily the result of the recently enacted federal tax law which provides a benefit for certain “Qualified Production Activities Income” beginning in 2005.

Related Party

In March 2001, we entered into change in control agreements with Aram H. Keith, our chief executive officer and chairman of the board, Eric C. Nielsen, our president and chief operating officer, and Gary C. Campanaro, our chief financial officer and secretary and a director of our company. These agreements provide that if the executive officer’s employment with us terminates as a result of an involuntary or constructive termination (as these terms are defined in the agreements) at any time within two years following a change in control, then, in addition to other benefits, the executive officer will receive a one-time payment, equal to two times the executive officer’s highest annual level of total cash compensation (including any and all bonus amounts) paid by us to that executive officer during any one of the three consecutive calendar years (inclusive of the year of termination) immediately prior to termination. The executive officer also is entitled to receive a payment by us to offset any excise tax under the Internal Revenue Code of 1986, as amended, that has been levied against the executive officer for payments that we have made to him. In addition, any grants of stock options or restricted shares made to the executive officer will immediately vest and, in the case of stock options, will become exercisable as of the date of termination, and remain exercisable until their respective expiration dates. Concurrently with entering into the merger agreement with Stantec, our Chief Executive Officer and Chairman of the Board, Aram H. Keith, entered into a letter agreement with Stantec pursuant to which Mr. Keith agreed, conditioned upon the consummation of the merger, receipt of an offer of employment from Stantec Consulting of California, Inc. and the payment of $525,000 at the effective time of the merger, that all of his existing employment arrangements would be superceded, including the change of control agreement discussed above. We have not entered into any other material related party transactions during 2005.

Liquidity and Capital Resources

Cash and cash equivalents combined with securities available-for-sale (“Securities”) totaled $40.2 million as of March 31, 2005, compared to $42.1 million as of December 31, 2004, a decrease of $1.9 million. Working capital as of March 31, 2005 was $57.3 million compared to $55.5 million as of December 31, 2004, an increase of $1.8 million. Our debt to equity ratio as of March 31, 2005 and December 31, 2004 was 0.00 to 1.

Cash Flows From Operating Activities. Net cash used in operating activities increased by $5.2 million, to $1.5 million for the three months ended March 31, 2005 compared to $3.7 million of net cash provided by operating activities for the three months ended March 31, 2004. The increase in net cash used in operating activities was primarily due to an increase in cash payments related to our 2004 discretionary bonus plan and other increases in employee compensation totaling $2.7 million, the timing of payments to vendors in the amount of $0.9 million and an increase in estimated income taxes paid in the amount of $0.4 million. In addition, mainly due to timing, cash collections on contract and trade accounts receivable decreased by $1.2 million for the three months ended March 31, 2005 as compared to the same period in 2004.

Cash Flows From Investing Activities. Net cash provided by investing activities totaled $1.8 million for the three months ended March 31, 2005 compared to $2.4 million of net cash used in investing activities for the corresponding prior year period, an increase of $4.2 million. This increase in net cash provided by investing activities was primarily due a $15.1 million increase in proceeds from the sale of Securities, partially offset by a $10.9 million increase in the purchase of Securities.

Cash Flows From Financing Activities. Net cash provided by financing activities decreased by $185,000 to $109,000 for the three months ended March 31, 2005 compared to $294,000 for the three months ended March 31, 2004. This decrease in net cash provided by financing activities resulted primarily from a decrease in net proceeds from stock options and restricted shares during the first three months of 2005 as compared to the corresponding prior year period.

We have available a $10.0 million unsecured line of credit consisting of four components: (i) an acquisition component, (ii) an equipment and vehicle financing component, (iii) a standby letter of credit component, and (iv) a working capital component. The line provides up to a maximum of $5.0 million to finance acquisitions, up to a maximum of $3.0 million to finance equipment and vehicle purchases, up to a maximum of $1.0 million for standby letters of credit, and up to a maximum of $10.0 million less the aggregate outstanding principal balance of the acquisition, equipment and vehicle, and standby letter of credit components for working capital. The line bears interest at either a range of 0.25% below prime to prime, or a range of 1.25% to 1.75% over LIBOR depending on our ability to meet certain financial covenants. As of March 31, 2005, we were in compliance with the financial covenants under this line of credit agreement. This line of credit agreement restricts the payment of dividends without the bank’s consent. All components of the line of credit mature in June of 2005 at which time the Company intends to renew and extend the maturity of the line of credit. We did not have any outstanding balances under this line of credit agreement as of March 31, 2005.

On occasion, we will enter into purchase agreements related to acquisitions which provide for future purchase price payments or “earn-outs” as a result of achieving certain operating results by the acquired companies. As a result of these earn-out provisions, we may be obligated to pay additional consideration in future periods. Current accounting principles require that these earn-outs be accrued on our balance sheet only at the point at which the earn-out period has elapsed and the performance targets have been met. As of March 31, 2005, we have no current or future obligations to pay additional consideration related to earn-out provisions for any of the companies we have acquired.

We do not hold any derivative financial instruments for trading purposes or otherwise. In addition, we presently do not enter into any hedging type activities to manage our exposure to foreign currency risk associated with our Brazilian operation which is part of our energy/industrial segment and generated approximately $0.1 million in net revenue for the first three months of 2005. Furthermore, we have not engaged in energy or commodity trading activities and do not anticipate doing so in the future, nor do we have any transactions involving unconsolidated entities, special purpose entities, or variable interest entities.

Future Cash Requirements

We expect to fund our future liquidity needs primarily from (i) operating cash flows, (ii) existing balances of cash and cash equivalents and Securities, and (iii) borrowings under our $10.0 million unsecured revolving line of credit, which had no outstanding balance as of March 31, 2005. We believe these sources of funds will be sufficient to provide for our operations and planned capital expenditures and satisfy our lease obligations over the next twelve months. We expect our capital expenditures for the next twelve months to be approximately $3.5 million to $4.0 million.

Although we have suspended our acquisition activity in light of the proposed merger with Stantec, if our acquisition activity is resumed, we intend to use available liquidity to continue our acquisition strategy. If we resume our acquisition activity, we will continue to examine acquisitions of complementary businesses and anticipate that our liquidity will be sufficient to provide for potential acquisitions for the next twelve months. However, the pace and size of acquisitions are difficult to predict and our cash requirements may change accordingly.

Effect of Recent Accounting Pronouncements

In December 2004, FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”). Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement over the vesting period. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates an entity’s ability to account for share-based compensation transactions using the intrinsic value method of accounting in APB Opinion No. 25, which was permitted under Statement 123, as originally issued. The revised Statement requires both public and nonpublic entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. Statement 123(R) is effective as of the beginning of the annual reporting period that begins after June 15, 2005. We are in the process of evaluating the effect this standard may have on our financial condition, results of operations and cash flows.

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

Risk Factors – Risks Related to Our Proposed Merger

Failure to complete the merger with Stantec Consulting of California, Inc., a wholly owned subsidiary of Stantec, Inc., could negatively impact the share price and the future business and financial results of our company.

The proposed merger with Stantec is subject to a number of conditions, including the approval of the merger by our stockholders, the receipt of tax opinions from legal counsel and a requirement that we have cash and cash equivalents of at least $40.0 million on hand. If any of these conditions were to fail to be satisfied, the merger may not be consummated. In particular, at March 31, 2005 we had cash and cash equivalents combined with securities available-for-sale of $40.2 million. If the merger is not completed, the ongoing business of our company and the trading price of our common stock may be adversely affected and we will be subject to several risks, including the following :

•	failure to complete the Merger may seriously harm investors’ and analysts’ perception of our underlying business and prospects which could seriously harm our stock price;

•	the price of our common stock, which currently reflects an inherent premium due to the proposed merger, may decline to price ranges similar to, or below, those that existed prior to the announcement of the merger;

•	costs related to the proposed merger, such as legal, accounting, financial advisory and financial printing fees must be paid by us, even if the merger is not completed;

•	we may be required to pay Stantec a termination fee of $3,000,000, plus its expenses, if the merger agreement is terminated in certain circumstances;

•	the diversion of management’s attention from our day-to-day business and the unavoidable disruption to our employees and our relationships with customers may, in turn, detract from our ability to grow revenue and minimize costs and lead to a loss of market position that we could be unable to regain;

•	our management may not pursue operating plans and acquisitions and other opportunities that could be beneficial to our company;

•	the announcement of the planned merger could have an adverse effect on our revenue in the near-term if customers delay, defer or cancel contracts pending resolution of the planned merger; if this were to occur, our results of operations and quarterly revenue could be substantially below the expectations of market analysts and could cause a reduction in our stock price; and

•	we would not realize the benefits we expect to receive by being part of a combined company with Stantec, as well as the potentially enhanced financial and competitive position we believe would result from the merger.

In addition, in the event that the merger is not completed and our Board of Directors determines to seek another merger or business combination, it may not be able to find a partner willing to pay an equivalent or more attractive price than that which would have been paid in the proposed merger with Stantec Consulting of California, Inc.

Risk Factors – Risks Related To Our Industries

Our business could suffer if there is a downturn in the real estate market

We estimate that during the first three months of 2005, approximately 77% of our net revenue and 92% of our income from operations, excluding corporate overhead/expenses, were related to services in connection with residential and commercial real estate development projects. Reduced demand in the real estate market would likely decrease the demand for our services. A decrease in the demand for our services could result in cash flow difficulties and potential operating losses for our company .

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

We derive revenue from engineering services provided to the energy industry. Continued delay and reduction in the pace of construction of new power plants, cogeneration facilities, and electrical distribution facilities has had, and may continue to have an adverse affect on our business

The demand for our services is related to the level and pace of construction of energy related solutions. We believe that the success and further development of this aspect of our business depends, in part, upon the need for and funding of these projects. High energy prices, power shortages, and pressure at state and federal levels for increased supply resulted in increased demand for energy related solutions with an unprecedented number of new power plants, cogeneration facilities, and electrical distribution facilities announced in 2001. However, the ongoing slowdown in the overall energy production market place and energy industry market woes have caused many planned projects to be cancelled or put on hold. The decline in the pace of construction of new power plants and/or alternative power solutions has had, and may continue to have, an adverse affect on our energy/industrial segment.

We may have difficulty in attracting and retaining qualified professionals, which may harm our reputation in the marketplace and restrict our ability to implement our business strategy

We derive our revenue almost exclusively from services performed by our professionals. We may not be able to attract and retain the desired number of professionals over the short or long-term. We may find it more difficult to attract and retain professionals during the period our merger is pending. There is significant competition for professionals with the skills necessary for providing our services from major and boutique consulting, engineering, public agency, research and other professional service firms. We believe our existing relationships between our clients and our employees is one of our greatest business development assets. Our inability to attract and retain qualified professionals could impede our ability to secure and complete engagements, in which event, we may lose market share and our revenue and profit may decline.

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

Risk Factors – Risks Related To Our Business

Our revenue, income and cash flow could decline if there is a downturn in the California economy or real estate market

We estimate that during the first three months of 2005, approximately 78% of our net revenue and 97% of our income from operations, excluding corporate overhead/expenses, were derived from services rendered in California. Poor economic conditions in California may significantly reduce the demand for our services and decrease our revenue and profits. From 1991 to 1996, our business was negatively impacted during the real estate market downturn in Southern California, and we experienced cash flow difficulties and substantial operating losses.

If our estimates or assumptions used in arriving at the fair value of acquired entities change from those used in our current valuations, we may be required to recognize a goodwill impairment loss

We use estimates in order to determine if goodwill has been impaired. An impairment loss may be required to be recognized if the carrying amount of a reporting unit’s net book value exceeds the estimated fair value of the reporting unit. We arrive at the estimated fair value of a reporting unit by using a variety of customary valuation methods, such as discounted cash flow analysis and multiples of net revenue and earnings before interest and taxes. These valuation methods use a variety of assumptions such as future billable employee headcount, net revenue per billable employee, operating income, cash flow, discount rates and multiples. Estimating fair value of a reporting unit is a subjective process and requires the use of our best estimates. If our estimates or assumptions change from those used in our current valuation, we may be required to recognize an impairment loss. As of March 31, 2005, our goodwill balance was $23.1 million.

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

If we are unable to successfully implement our acquisition strategy, we may not meet our current expectations of growth and/or operating results

Our growth strategy includes the strategic acquisition of companies that expand our service offerings and geographic presence, including acquisitions that may be larger than our historic acquisitions. However, we have not been successful in consummating an acquisition since March 2002 and have suspended acquisition activities during the pendency of our merger with Stantec. If for any reason that merger is not consummated, we intend to resume our acquisition activity. If we are unsuccessful in implementing our acquisition strategy, it may be more difficult to implement our diversification strategy and we could fail to achieve the overall revenue and profitability growth that we currently expect. We may not be successful in implementing our acquisition strategy for a number of reasons, including the following:

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

We may not always control all aspects of new business opportunities outside of our core competency and we may depend in part upon the knowledge and expertise of other professional service providers and management teams in order to make these business opportunities profitable. New business opportunities can also require substantial management time which may create a distraction from our day to day business operations. If these business opportunities do not perform as anticipated or are not profitable, our earnings in those periods may be materially adversely affected and we may experience a partial or complete loss of our investment. During 2004, we made an investment in a private entity in the energy sector for which we received a controlling interest. Accordingly, we had consolidated this entity’s financial results with those of ours. As a result of this entity’s operating results falling below our expectations, we made a decision in December 2004 to shut down the entity’s operations and wrote-down the assets to their estimated fair value. Our total loss, including the write-down of the assets, associated with this operation for fiscal year 2004 was approximately $430,000, net of income taxes.

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

We currently maintain general liability, umbrella, professional liability, directors’ and officers’ liability, and various other types of insurance policies. Claims may be made against us which exceed the limits of these policies, in which case we would be liable to pay these claims from our assets. Our professional liability and directors and officers liability policies are “claims made” policies and only claims made during the term of the policy are covered. If we terminate our policies and do not obtain retroactive coverage, we would be uninsured for claims made after termination even if these claims are based on events or acts that occurred during the term of the policy. Our insurance policies typically have various exceptions to the claims covered and also require us to assume some costs of the claim even though a portion of the claim may be covered, resulting in potential liability to us. Further, our expansion into new services or geographic areas could result in our failure to obtain coverage for these services or areas, or the coverage being offered may be at a higher cost than our current coverage. Due to the current insurance environment, we have experienced and may continue to experience an increase in our insurance premiums. We may not be able to pass these increases on to our clients in increased billing rates.

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

If we do not generate additional business through new or existing clients to sustain our new offices and retain qualified management and staff to operate these offices, our margins and profitability may decline. In October 2004, we opened two new offices in Southern California to service existing business in our real estate development sector and in an effort to generate new business. As part of our merger agreement, we have agreed not to open any significantly large new offices without the approval of Stantec during the pendency of our merger with Stantec. In which case, we may open additional offices in California or elsewhere to capitalize on growth or other strategic opportunities. Opening new offices involves start-up expenses as well as multi-year capital commitments, and requires substantial management time which may create a distraction from the day to day operations of our business. Critical to the success of an office is having the right management and staff. If the office does not have the right management and staff, it can have low margins or not be profitable. Also, if we open new offices in California and if these offices grow, we increase the risks associated with our significant concentration of business in California and in the real estate development sector.

Our business could suffer if we are unsuccessful in renegotiating our collective bargaining agreement on terms favorable to us, if at all.

If we cannot agree on terms with respect to a collective bargaining agreement with the Bay Counties Civil Engineers and Land Surveyors Association and Operating Engineers Local Union No. 3, the union may call for a strike, and we may suffer work stoppages and/or slow downs which could disrupt our ability to provide services to our clients. In March 2005, our collective bargaining agreement covering all of our field survey employees (approximately 25) in Northern California expired; however, we are currently operating under the terms of the existing agreement. We are approaching an impasse in negotiations with the union to enter into a new agreement. If we enter into a new agreement, the terms may include significant increases in labor and benefit expenses that we may be unable to pass through to our clients for some period of time, if at all. In addition, the Company’s non-union competitors may attempt to use any disputes or increased expenses that we have with the union to its advantage in gaining market share. Furthermore, if we are unable to utilize our current resource of field survey employees, we may be forced to use subcontractors to perform work we are obligated to complete (See risk associated with our ability to engage qualified subcontractors below).

If we are unable to successfully implement our new Enterprise Service Automation software system, we may incur further costs to implement or upgrade our systems, our cash flows may be effected, our ability to make timely filings with the Securities and Exchange Commission may be impaired, all of which are distractions to management

Due to various reasons, our business requires a new company-wide Enterprise Service Automation (“ESA”) software system. This system will replace our existing accounting and project reporting system. We originally intended on implementing a new ESA software system over the course of 2005, which would have allowed the migration to a new system in 2006. In light of the pending merger with Stantec, we have deferred the implementation of this system, since it would be redundant with other systems maintained by Stantec. If for any reason the merger is not consummated, we will need to resume the implementation of a new ESA system, which may prove more difficult in light of the delays. If we do not complete the implementation of the project timely and successfully, we may experience, among other things, additional costs associated with completing this project, an inability to issue client invoices on a timely basis which may result in reduced cash flows, and our ability to make timely filings with the Securities and Exchange Commission may be impaired. All of this may also result in a distraction of management’s time, diverting their attention from our existing operations and strategy.

We derive revenue from contracts for work performed in foreign countries which are subject to a number of risks that could adversely affect the results from these contracts

The work that we currently perform in foreign countries does not represent a significant part of our business, and during the first three months of 2005, net revenue generated from work in foreign countries, including Brazil represented less than 1% of our Company wide net revenue. We may, however, continue to seek opportunities abroad in the future which may increase our concentration of foreign net revenue. International business is subject to the customary risks associated with international transactions, including political risks, local laws and taxes, difficulty in enforcing contracts, the potential imposition of trade or currency exchange restrictions, tariff increases and difficulties or delays in collecting accounts receivables. Weak foreign economies and/or a weakening of foreign currencies against the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations. We presently do not enter into any hedging type activities to manage our exposure to foreign currency risk associated with our Brazilian operations.

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

If we are unable to engage qualified subcontractors, we may lose projects, revenue and clients

We often contract with outside companies to perform designated portions of the services we perform for our clients. If we are unable to engage qualified subcontractors, our ability to perform under some of our contracts may be impeded and the quality of our service may decline. As a consequence, we may lose projects, revenue and clients. For the three months ended March 31, 2005, subcontractor costs accounted for approximately 7.5% of our net revenue.

Our backlog is an uncertain indicator of future financial performance and is subject to adjustment or cancellation

Our gross revenue backlog for fixed-price contracts and time-and-material contracts with not-to-exceed provisions as of March 31, 2005 was approximately $80.1 million. We cannot assure you that the entire balance of our backlog will convert into revenue since our contracts are subject to scope adjustments and/or cancellations. Scope adjustments or cancellations may result in a reduction in our backlog, which could adversely affect our revenue and profitability.

Risk Factors — Risks Related To Ownership of Our Stock

Our stock price may decrease, which could result in significant losses for investors or adversely affect our business

The following factors could cause the market price of our common stock to decrease, perhaps substantially :

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

Shares of our common stock eligible for public sale could cause the market price of our stock to drop, even if our business is doing well

We currently have approximately 8.0 million shares of common stock outstanding. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price for our common stock. Certain shareholders hold large numbers of shares which they are able to sell in the public market. Significant sales of these shares could cause the market price of our common stock to decline regardless of the performance of our business. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

Our common stock is thinly traded. Consequently, it may be difficult for shareholders to sell our common stock, which may result in losses for investors

The average daily trading volume, excluding block trades, for our common stock on the Nasdaq National Market was approximately 7,900 shares for the trailing twelve months ended March 31, 2005. Accordingly, the market price of our common stock is subject to significant fluctuations that may have been, and may continue to be, exaggerated due to the lack of an active trading market for our common stock. This negative factor may make it difficult for shareholders to sell our common stock, which may result in losses for investors.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate changes primarily as a result of our cash and cash equivalents (“Cash”), securities available-for-sale (“Securities”), and line of credit, which are used to maintain liquidity and to fund capital expenditures and our expansion. Due to our large balance of Cash and Securities, our earnings and cash flows may be materially impacted by changes in interest rates.

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

Due to our having no outstanding debt as of March 31, 2005, our earnings and cash flows should not be materially impacted by changes in interest rates on our debt. Our bank line of credit is based on variable interest rates and is therefore affected by changes in market rates. We do not enter into derivative or interest rate hedging transactions.

The table below presents the principal amounts of Securities, along with the weighted average interest rates, fair values and expected maturity by year to evaluate the expected cash flows and sensitivity to interest rate changes as of March 31, 2005.

			Fair
	2005	Total	Value(1)
Securities (non-trading)	$32,050,000	$32,050,000	$32,050,000
Weighted average interest rate (2)	2.26%	2.26%	2.26%

(1)	The fair value for Securities was based on the quoted market price of such securities as of March 31, 2005.

(2)	Our Securities are invested in federally tax-exempt bonds.

As the table incorporates only those exposures that existed as of March 31, 2005, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented in the table has limited predictive value. Our ultimate realized gain or loss with respect to interest rate fluctuations will depend on those exposures or positions that arise during the period and interest rates.

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

Internal control over financial reporting can provide only reasonable assurance of achieving financial reporting objectives because of its inherent limitations. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. There have been no changes in our internal control over financial reporting that occurred during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Number
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Dated May 10, 2005
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Dated May 10, 2005
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Dated May 10, 2005
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Dated May 10, 2005

(b)	Reports on Form 8-K

(i)	On February 10, 2005, we filed a Current Report on Form 8-K, Items 2.02, 7.01 and 9.01, relating to a press release announcing 2004 Year end Results and Earnings Guidance.

(ii)	On February 14, 2005, we filed a Current Report on Form 8-K, Item 1.01 and 9.01, relating to compensation awards made to certain of our executive officers.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2005	THE KEITH COMPANIES, INC.

	By:	/s/ Aram H. Keith

Aram H. Keith
Chairman of the Board of Directors
and Chief Executive Officer

	By:	/s/ Gary C. Campanaro

Gary C. Campanaro Chief Financial Officer and Secretary

Exhibit Index

(a)	Exhibits

Number
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Dated May 10, 2005
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Dated May 10, 2005
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Dated May 10, 2005
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Dated May 10, 2005