Form 10-Q
period 2005-06-30
KEITH COMPANIES INC
filed 2005-08-05
CIK 1080922

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Yes ☑       No ☐
The number of outstanding shares of the registrant’s common stock as of July 18, 2005 was 8,004,910.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,923,000	$7,819,000
Securities available-for-sale, at fair value	—	34,325,000
Contracts and trade receivables, net of allowance for doubtful accounts of $1,407,000 and $1,069,000 at June 30, 2005 and December 31, 2004, respectively	16,743,000	16,452,000
Costs and estimated earnings in excess of billings	12,993,000	10,470,000
Prepaid expenses and other current assets	1,275,000	928,000

Total current assets	74,934,000	69,994,000

Equipment and leasehold improvements, net	4,640,000	4,643,000
Goodwill	23,059,000	23,059,000
Other assets	727,000	273,000

Total assets	$103,360,000	$97,969,000

Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	$1,575,000	$1,685,000
Accrued employee compensation	7,059,000	5,445,000
Current portion of deferred tax liabilities	1,661,000	1,661,000
Other accrued liabilities	3,724,000	3,809,000
Billings in excess of costs and estimated earnings	1,732,000	1,922,000

Total current liabilities	15,751,000	14,522,000

Deferred tax liabilities	1,125,000	1,125,000
Accrued rent	514,000	401,000

Total liabilities	17,390,000	16,048,000

Shareholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.001 par value. Authorized 100,000,000 shares; issued and outstanding 7,996,064 and 7,920,903 shares at June 30, 2005 and December 31, 2004, respectively	8,000	8,000
Additional paid-in-capital	49,080,000	48,114,000
Deferred stock compensation	(1,315,000)	(867,000)
Retained earnings	38,197,000	34,666,000

Total shareholders’ equity	85,970,000	81,921,000

Total liabilities and shareholders’ equity	$103,360,000	$97,969,000

See accompanying notes to the consolidated financial statements.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Gross revenue	$30,275,000	$26,808,000	$58,113,000	$51,304,000
Subcontractor costs	1,941,000	2,328,000	3,871,000	4,361,000

Net revenue	28,334,000	24,480,000	54,242,000	46,943,000
Costs of revenue	17,533,000	15,255,000	33,650,000	29,737,000

Gross profit	10,801,000	9,225,000	20,592,000	17,206,000
Selling, general and administrative expenses	8,022,000	5,833,000	14,865,000	11,424,000

Income from operations	2,779,000	3,392,000	5,727,000	5,782,000
Interest income, net	270,000	81,000	455,000	150,000
Other income, net	15,000	26,000	29,000	25,000

Income before provision for income taxes and discontinued operations	3,064,000	3,499,000	6,211,000	5,957,000
Provision for income taxes	1,478,000	1,364,000	2,680,000	2,323,000

Income from continuing operations	1,586,000	2,135,000	3,531,000	3,634,000
Loss from discontinued operations, net of income taxes	—	47,000	—	47,000

Net income	$1,586,000	$2,088,000	$3,531,000	$3,587,000

Earnings per share from continuing operations:
Basic	$0.20	$0.27	$0.45	$0.47

Diluted	$0.19	$0.27	$0.43	$0.45

Earnings (loss) per share from discontinued operations, net of income taxes:
Basic	$—	$(0.01)	$—	$(0.01)

Diluted	$—	$(0.01)	$—	$(0.01)

Earnings per share:
Basic	$0.20	$0.27	$0.45	$0.46

Diluted	$0.19	$0.26	$0.43	$0.45

Weighted average number of shares outstanding:
Basic	7,878,250	7,782,149	7,863,898	7,742,858

Diluted	8,195,164	8,020,844	8,157,316	8,012,873

See accompanying notes to the consolidated financial statements.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income	$3,531,000	$3,587,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,011,000	991,000
Gain on sale of equipment	(11,000)	(11,000)
Tax benefit from exercise of stock options	102,000	197,000
Deferred stock compensation expense	303,000	92,000
Changes in operating assets and liabilities:
Contracts and trade receivables, net	(255,000)	3,829,000
Costs and estimated earnings in excess of billings	(2,523,000)	(2,357,000)
Prepaid expenses and other assets	(801,000)	(260,000)
Trade accounts payable and accrued liabilities	1,496,000	161,000
Billings in excess of costs and estimated earnings	(190,000)	35,000

Net cash provided by operating activities	2,663,000	6,264,000

Cash flows from investing activities:
Additions to equipment and leasehold improvements	(1,159,000)	(1,652,000)
Proceeds from sales of securities	59,925,000	6,100,000
Purchases of securities	(25,600,000)	(9,850,000)
Proceeds from sales of equipment	162,000	16,000

Net cash provided by (used in) investing activities	33,328,000	(5,386,000)

Cash flows from financing activities:
Net proceeds from stock options and restricted shares	113,000	377,000

Net cash provided by financing activities	113,000	377,000

Net increase in cash and cash equivalents	36,104,000	1,255,000
Cash and cash equivalents, beginning of period	7,819,000	4,277,000

Cash and cash equivalents, end of period	$43,923,000	$5,532,000

See supplemental cash flow information at Note 7.
See accompanying notes to the consolidated financial statements.

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(unaudited)
1.	Basis of Presentation

The accompanying consolidated balance sheet as of June 30, 2005, the consolidated statements of income for the three and six months ended June 30, 2005 and 2004, and the consolidated statements of cash flows for the six months ended June 30, 2005 and 2004 are unaudited and in the opinion of management include all adjustments necessary to present fairly the information set forth therein, which consist solely of normal recurring adjustments. All significant intercompany transactions have been eliminated and certain reclassifications have been made to prior periods’ consolidated financial statements to conform to the current period presentation. The results of operations for these interim periods are not necessarily indicative of results for the full year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of The Keith Companies, Inc. (together with its subsidiaries, the “Company” or “TKCI”) for the year ended December 31, 2004 as certain disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

2.	Accounting for Stock Options

The Company accounts for its stock options and restricted shares in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has not recorded any compensation expense related to the granting of options. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” permits entities to recognize the fair value of all stock-based awards on the date of grant as an expense over the vesting period. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25; however, SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure,” requires pro forma net income disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and to provide the pro forma disclosure specified by SFAS No. 148. The Company, however, has recorded approximately $100,000 and $187,000, net of taxes, of compensation expense related to restricted shares for the three and six months ended June 30, 2005, respectively, and $36,000 and $56,000, net of taxes, for the three and six months ended June 30, 2004.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options (using the Black-Scholes method) and restricted shares under SFAS No. 123, the Company’s net income, and basic and diluted earnings per share would have been adjusted to the pro forma amounts indicated below:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net income:
Net income, as reported	$1,586,000	$2,088,000	$3,531,000	$3,587,000
Add: Employee compensation expense related to restricted shares included in net income, net of income taxes	100,000	36,000	187,000	56,000
Deduct: Stock-based employee compensation expense determined under the fair-value based method, net of income taxes	(193,000)	(154,000)	(375,000)	(286,000)

Pro forma net income	$1,493,000	$1,970,000	$3,343,000	$3,357,000

Basic earnings per share:
As reported	$0.20	$0.27	$0.45	$0.46
Pro forma	$0.19	$0.25	$0.43	$0.43

Diluted earnings per share:
As reported	$0.19	$0.26	$0.43	$0.45
Pro forma	$0.18	$0.25	$0.41	$0.42

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(unaudited)
3.	Earnings Per Share

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

The following is a reconciliation of the denominator for the basic EPS computation to the denominator of the diluted EPS computation:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Weighted average shares used for the basic EPS computation	7,878,250	7,782,149	7,863,898	7,742,858
Incremental shares from the assumed exercise of dilutive stock options, unvested restricted shares and contingently issuable shares	316,914	238,695	293,418	270,015

Weighted average shares used for the diluted EPS computation	8,195,164	8,020,844	8,157,316	8,012,873

In conjunction with certain acquisitions, the Company agreed to pay consideration consisting of shares of its common stock. As a result, the Company estimated and included 8,730 and 30,227 weighted average contingently issuable shares in its weighted average shares used for the diluted EPS computation for the three and six months ended June 30, 2004. There were no weighted average contingently issuable shares included in the calculation of diluted EPS for the three and six months ended June 30, 2005.

There were 7,000 anti-dilutive weighted stock options excluded from the above calculations for both the three and six months ended June 30, 2005 and 153,624 and 150,174 for the three and six months ended June 30, 2004, respectively.

4.	Securities

Available-for-sale securities consisted of auction rate securities. The amortized cost, gross unrealized gains and losses and fair value of available-for-sale securities are as follows:

	Available-for-sale
	June 30, 2005	December 31, 2004
Amortized cost	—	$34,325,000
Gross unrealized gains	—	—
Gross unrealized losses	—	—

Fair value	—	$34,325,000

The Company did not realize any gains or losses from its sales of securities available-for-sale for the three and six months ending June 30, 2005 and 2004.

The Company’s available-for-sale securities were auction rate securities, which, at the time of issuance, had long term maturities, but had liquidity and interest rate reset mechanisms typically every 28-35 days through a Dutch auction process.

5.	Segment and Related Information

The Company evaluates performance and makes resource allocation decisions based on the overall type of services provided to customers. The Company has grouped its operations into three primary reportable segments: Real Estate Development (“RE”), Public Works/Infrastructure (“PWI”) and Energy/Industrial (“EI”). The RE segment

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(unaudited)
primarily provides engineering and consulting services for the development of private projects, such as residential communities, commercial and industrial properties, and recreational facilities. The PWI segment primarily provides services for the development of public works/infrastructure projects, such as water/sewage facilities and transportation systems, and institutional projects, such as schools, hospitals and other public facilities. The EI segment primarily provides the technical expertise and management to design and test manufacturing facilities and processes, design mechanical and electrical systems solutions, and design, test and start-up primary and alternate electrical power systems for power generators and large scale power consumers. From time to time, the Company may temporarily deploy under-utilized engineers assigned to one reportable segment to providing services to another reportable segment. The related revenue and expenses associated with such cross-segment employee utilization activity are generally accounted for in the segment in which the engineer was originally assigned.

The following tables set forth certain information regarding the Company’s reportable segments as of and for the three and six months ended June 30, 2005 and 2004:

As of and for the Three Months Ended June 30, 2005
	RE	PWI	EI	Corporate	Consolidated
Net revenue	$21,910,000	$3,834,000	$2,590,000	$—	$28,334,000
Income (loss) from operations	$5,928,000	$537,000	$386,000	$(4,072,000)	$2,779,000
Loss from discontinued operations	$—	$—	$—	$—	$—

Identifiable assets	$38,223,000	$13,614,000	$9,010,000	$42,513,000	$103,360,000

As of and for the Three Months Ended June 30, 2004
	RE	PWI	EI	Corporate	Consolidated
Net revenue	$18,853,000	$3,670,000	$1,957,000	$—	$24,480,000
Income (loss) from operations	$5,532,000	$512,000	$(269,000)	$(2,383,000)	$3,392,000
Loss from discontinued operations	$—	$—	$(76,000)	$—	$(76,000)

Identifiable assets	$35,900,000	$13,573,000	$9,106,000	$33,369,000	$91,948,000

For the Six Months Ended June 30, 2005
	RE	PWI	EI	Corporate	Consolidated
Net revenue	$41,971,000	$7,215,000	$5,056,000	$—	$54,242,000
Income (loss) from operations	$11,501,000	$846,000	$562,000	$(7,182,000)	$5,727,000
Loss from discontinued operations	$—	$—	$—	$—	$—

For the Six Months Ended June 30, 2004
	RE	PWI	EI	Corporate	Consolidated
Net revenue	$35,790,000	$6,936,000	$4,217,000	$—	$46,943,000
Income (loss) from operations	$10,189,000	$676,000	$(429,000)	$(4,654,000)	$5,782,000
Loss from discontinued operations	$—	$—	$(76,000)	$—	$(76,000)

THE KEITH COMPANIES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(unaudited)
6.	Indebtedness

The Company has available a $10.0 million unsecured line of credit consisting of four components: (i) an acquisition component, (ii) an equipment and vehicle financing component, (iii) a standby letter of credit component, and (iv) a working capital component. The line provides up to a maximum of $5.0 million to finance acquisitions, up to a maximum of $3.0 million to finance equipment and vehicle purchases, up to a maximum of $1.0 million for standby letters of credit, and up to a maximum of $10.0 million less the aggregate outstanding principal balance of the acquisition, equipment and vehicle, and standby letter of credit components for working capital. The line bears interest at either a range of 0.25% below prime to prime, or a range of 1.25% to 1.75% over LIBOR depending on the Company’s ability to meet certain financial covenants. This line of credit agreement restricts the payment of dividends without the bank’s consent. All components of the line of credit mature in October 2005, at which time the Company intends to renew and extend the maturity of the line of credit. There were no amounts outstanding under this line of credit agreement as of June 30, 2005.

7.	Supplemental Cash Flow Information

	For the Six Months
	Ended June 30,
	2005	2004
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,000	$7,000

Cash paid for income taxes	$3,138,000	$2,740,000

Non-cash financing and investing activities:
Issuable common stock issued	$—	$779,000

Restricted shares granted	$750,000	$665,000

8.	Proposed Merger

On April 14, 2005, the Company and Stantec, Inc., which the Company refers to as Stantec, announced that it had entered into a definitive merger agreement pursuant to which the Company will be merged into Stantec Consulting of California, Inc., a wholly owned subsidiary of Stantec. The merger is subject to shareholder approval and certain other conditions.
9.	Discontinued Operations

During 2004, the Company made an investment in a private entity in the energy sector and, in return, received a controlling interest in that entity. As a result of the Company’s controlling interest, the Company had consolidated the entity’s operating results with those of the Company. In December 2004, the Company made a decision to shut down the operations of this entity primarily due to lower than expected operating performance. In accordance with U.S. generally accepted accounting principles, the Company has presented in its “Consolidated Statements of Income” the results of this entity as discontinued operations for 2004.

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
Overview
Business
We are a full service engineering and consulting services firm providing professional services on a wide range of projects to the real estate development, public works/infrastructure, and energy/industrial industries and in this report we refer to these industries as the RE, PWI, and EI industries, respectively. For the six months ended June 30, 2005, the percentage of our net revenue generated from services related to our RE, PWI and EI segments was approximately 77%, 13% and 10%, respectively. Excluding corporate overhead/expenses, our RE segment contributed over 89% of our total income from operations for the six months ended June 30, 2005.
We currently have approximately 860 employees/project workers and provide our engineering and consulting services from 17 primary divisions located in seven states: California, Michigan, Nevada, Texas, Utah, Oregon and Arizona. In addition to these 17 primary divisions, we also have the ability to provide start-up, testing and other energy related technical consulting services in Brazil. For the six months ended June 30, 2005, approximately 79% of our net revenue was generated from services rendered in California.
Recent Development
Merger Agreement with Stantec Consulting of California, Inc.
On April 14, 2005, our company and Stantec, Inc., which we refer to as Stantec, announced that we had entered into a definitive merger agreement pursuant to which we will be merged into Stantec Consulting of California, Inc., a wholly owned subsidiary of Stantec. Pursuant to the terms of the merger agreement, each of our shareholders will receive a per share consideration comprised of US$11.00 in cash, 0.23 shares of Stantec common stock and US$5.50 worth of Stantec common stock to be calculated by dividing US$5.50 by the simple average of the weighted sales price of the Stantec common shares on the Toronto Stock Exchange for each of the 20 trading days ending on the second trading day prior to the closing of the Merger, converted into US dollars for each trading day at the noon buying rate quoted by the Federal Reserve Bank of New York on such trading day. Our shareholders may elect to receive their merger consideration in cash, shares of Stantec common stock, or a combination of cash and shares of Stantec common stock, in each case subject to proration.
The receipt of Stantec common stock in the merger is expected to be tax free for U.S. federal income tax purposes and the closing of the merger is subject to the receipt of opinions of counsel to Stantec and our counsel to that effect. In addition, consummation of the merger is subject to customary conditions, including, among others, the approval of the merger agreement by our shareholders, the Stantec common stock issued in the merger being authorized for quotation or listing on the Toronto Stock Exchange and the New York Stock Exchange, the absence of any governmental action prohibiting consummation of the merger, no material adverse effect on us or Stantec, and our having at least $40.0 million of cash and cash equivalents at the effective time of the merger. As of the date of this report, the Stantec common stock had been approved for listing on the New York Stock Exchange and the waiting period under the Hart Scott Rodino Act (the only material regulatory approval known to us) has been terminated.
In connection with the pending merger, our company engaged a financial advisory firm to consult on and assist with the marketing, structuring, and negotiating of the proposed sale. In April 2005, we paid the financial advisory firm $0.5 million and may be obligated to pay up to approximately $2.8 million, upon the consummation of the merger.

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
The energy/industrial industry consists of manufacturing facilities, processing facilities, power generation and distribution, and production/refining methods and systems. Power generation facilities, buildings, machines, assembly lines, factories and refineries require mechanical, electrical and process engineering services to enable utilization of new processes and to improve efficiency and reliability of their production effort. Comprehensive engineering services that are required include:
•	Design or redesign of electrical, heating, ventilation and air conditioning systems;

•	Mechanical equipment design;

•	Equipment selection and purchasing;

•	Design of integrated computer and monitoring device systems to control manufacturing and process equipment;

•	Chemical/process engineering;

•	Energy generation and usage consulting;

•	Fire protection engineering;

•	Material handling and process flow planning;

•	Automation and robotics design;

•	Construction management and installation supervision;

•	Plant testing during construction and start-up;

•	Plant operations and maintenance;

•	Project management; and

•	Computer programming.
Projects that utilize mechanical, electrical and process engineering and consulting services include:
•	Energy/Power Generation and Management: power plants, wind farms, natural gas/electrical systems and distribution systems;

•	High Tech Facilities: biotechnology, pharmaceutical and laboratory facilities, computer centers, control rooms and research and development facilities;

•	Heavy Manufacturing: automotive assembly, port terminal facilities, and pulp and paper processing;

•	Consumer Products: beverage, household products, packaging and food processing manufacturing facilities;

•	Educational Facilities: school and university buildings and campuses; and

•	Public Facilities: medical buildings, hospitals and publicly owned or occupied buildings.
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

We continue to experience a high level of demand for our services in the residential real estate industry, which in part, has been positively impacted by the continued low interest rate environment along with an out of balance supply/demand relationship, which, among the geographic communities we serve, is most notable in California. The demand for services in this area has made the hiring and retaining of qualified professionals a challenge for us. The reduced funding for some types of public works projects has not only reduced the number of contracts available to propose on, but it has also increased the amount of competition for that work. The energy/industrial industry is still negatively impacted by the low demand for new power plants and/or alternative power solutions, coupled with an overall decrease in capital spending in that industry. We are, however, seeing indications that demand and work in this area may continue as a result of the extension of the production tax credit for renewable energy projects and industrial project starts. We expect that design engineering that we are doing in this segment will progress to field support service opportunities sometime in the future for our UEI division, which primarily is a construction-period service provider to the energy industry.
There are a number of opportunities, challenges and risks that we face. The main opportunities that we have been focusing on are acquisitions in the public works/infrastructure industry, opening new offices focusing mainly in the real estate development industry, and identifying and proposing on contracts/opportunities in the energy/industrial industry. Under the terms of the merger agreement with Stantec, we have agreed to operate our business in the ordinary course of our business and not to make any acquisitions during the period our merger is pending without obtaining prior written consent from Stantec. If, for any reason, the merger is not consummated, we intend to resume our efforts in this regard. Challenges that we currently face include, but are not limited to, identifying accretive acquisition candidates, attracting and retaining qualified professionals, servicing our clients on a timely basis, estimating and managing our costs on fixed-price contracts and/or contracts with not-to-exceed provisions, maintaining our profit margins, and the costs and time involved with complying with the requirements of the Sarbanes-Oxley Act of 2002. In light of our pending merger with Stantec Consulting of California, Inc., we have deferred implementation of an Enterprise Service Automation (“ESA”) software system, which will replace our existing accounting and project reporting system. If, for any reason, the merger is not consummated, we intend to continue with that implementation. In the event we proceed, we will face the additional challenge of successfully implementing an ESA system, which may prove to be more difficult in light of the merger-related delay. For a detailed discussion of risks that may impact us, please refer to the “Risk Factors” section included in this Report. We believe that we have the appropriate staff and procedures in place to take the steps that are necessary and feasible to address our main opportunities, challenges and risks.
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
General
Revenue
We derive most of our revenue from professional service activities. The majority of these activities are billed under various types of contracts with our clients, including fixed price and time-and-materials contracts. Most of our time-and-material contracts have not-to-exceed provisions. For contracts with either a fixed price or a not-to-exceed provision, revenue is recognized under the percentage of completion method of accounting based on the proportion of actual direct contract costs incurred in relation to total estimated direct contract costs. We believe that cost incurred is the best available measure of progress towards completion on these contracts. Total estimated direct contract costs used to determine percentage of completion estimates include the following direct costs: direct labor, reimbursable expenses and reimbursable subcontractor costs. We believe that these costs are the most appropriate costs to use in measuring progress towards completion of contracts and are necessary and essential elements of the completion of the contracts. For time and materials contracts that do not contain a not-to-exceed provision, revenue is recognized as costs are incurred based on the appropriate billing rate for

Services performed. Revenue is not recognized on unapproved contract change orders until such time as we believe that recovery is probable. On contract change orders whereby the costs are only recoverable, revenue is recognized at an amount that approximates the costs when it is probable that the costs will be recovered through a change in the contract price. On contracts where it is probable that the change in scope will be adjusted by amounts that exceed the costs of that change in scope, revenue is recognized when the amounts of the excess over contract costs can be reliably estimated and realization is assured beyond a reasonable doubt. In the course of providing services, we sometimes subcontract for various services. These costs are included in billings to clients and are included in our gross revenue. Because subcontractor services can change significantly from project to project, changes in gross revenue may not be indicative of business trends. Accordingly, we also report net revenue, which is gross revenue less reimbursable subcontractor costs. Our revenue is generated from a large number of relatively small contracts.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) primarily consist of corporate costs related to finance and accounting, information technology, business development and marketing, merger related costs, contract proposals, executive salaries, provisions for doubtful accounts and other indirect overhead costs.
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

Results of Operations
The following table sets forth the Company’s unaudited consolidated statements of income for each of the periods presented as a percentage of net revenue:

	For the Three Months Ended		For the Six Month Ended
	June 30,		June 30,
	2005	2004	2005	2004
Gross revenue	106.8%	109.5%	107.1%	109.3%
Subcontractor costs	6.8	9.5	7.1	9.3

Net revenue	100.0	100.0	100.0	100.0
Costs of revenue	61.9	62.3	62.0	63.3

Gross profit	38.1	37.7	38.0	36.7
Selling, general and administrative expenses	28.3	23.8	27.4	24.4

Income from operations	9.8	13.9	10.6	12.3
Interest income, net	1.0	0.3	0.9	0.3
Other income, net	0.0	0.1	0.0	0.0

Income before provision for income taxes and discontinued operations	10.8	14.3	11.5	12.6
Provision for income taxes	5.2	5.6	5.0	4.9

Income from continuing operations	5.6	8.7	6.5	7.7
Loss from discontinued operations, net of income taxes	0.0	0.2	0.0	0.1

Net income	5.6%	8.5%	6.5%	7.6%

The following table sets forth certain components of the Company’s unaudited consolidated statements of income for the three and six months ended June 30, 2005 and includes the dollar and percentage change compared to the prior year period:

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
		(dollars in thousands)				(dollars in thousands)
			Change				Change
	2005	2004	$	%	2005	2004	$	%

Gross revenue	$30,275	$26,808	$3,467	12.9%	$58,113	$51,304	$6,809	13.3%
Subcontractor costs	1,941	2,328	(387)	(16.6)	3,871	4,361	(490)	(11.2)

Net revenue	28,334	24,480	3,854	15.7	54,242	46,943	7,299	15.5
Costs of revenue	17,533	15,255	2,278	14.9	33,650	29,737	3,913	13.2

Gross profit	10,801	9,225	1,576	17.1	20,592	17,206	3,386	19.7
SG&A expenses	8,022	5,833	2,189	37.5	14,865	11,424	3,441	30.1

Income from continuing operations	2,779	3,392	(613)	(18.1)	5,727	5,782	(55)	(1.0)
Interest income, net	270	81	189	233.3	455	150	305	203.3
Other income, net	15	26	(11)	(42.3)	29	25	4	16.0

Income before provision for income taxes and discontinued operations	3,064	3,499	(435)	(12.4)	6,211	5,957	254	4.3
Provision for income taxes	1,478	1,364	114	8.4	2,680	2,323	357	15.4

Income from continuing operations	1,586	2,135	(549)	(25.7)	3,531	3,634	(103)	(2.8)
Loss from discontinued operations, net of income taxes	—	47	(47)	—	—	47	(47)	—

Net income	$1,586	$2,088	$(502)	(24.0)%	$3,531	$3,587	$(56)	(1.6)%

The following tables set forth certain unaudited financial information regarding the Company’s reportable segments for the three months ended June 30, 2005 and 2004:

	For the Three Months Ended June 30 , 2005
	(dollars in thousands)
	RE	PWI	EI	Corporate	Consolidated
Net revenue	$21,910	$3,834	$2,590	$—	$28,334
Gross profit	8,672	1,271	858	—	10,801
SG&A expenses	2,744	734	472	4,072	8,022

Income (loss) from operations	$5,928	$537	$386	$(4,072)	$2,779

	For the Three Months Ended June 30, 2004
	(dollars in thousands)
	RE	PWI	EI	Corporate	Consolidated
Net revenue	$18,853	$3,670	$1,957	$—	$24,480
Gross profit	7,467	1,257	501	—	9,225
SG&A expenses	1,935	745	770	2,383	5,833

Income (loss) from operations	$5,532	$512	$(269)	$(2,383)	$3,392

The following tables set forth certain unaudited financial information regarding the Company’s reportable segments for the six months ended June 30, 2005 and 2004:

	For the Six Months Ended June 30 , 2005
	(dollars in thousands)
	RE	PWI	EI	Corporate	Consolidated
Net revenue	$41,971	$7,215	$5,056	$—	$54,242
Gross profit	16,715	2,314	1,563	—	20,592
SG&A expenses	5,214	1,468	1,001	7,182	14,865

Income (loss) from operations	$11,501	$846	$562	$(7,182)	$5,727

	For the Six Months Ended June 30, 2004
	(dollars in thousands)
	RE	PWI	EI	Corporate	Consolidated
Net revenue	$35,790	$6,936	$4,217	$—	$46,943
Gross profit	14,098	2,139	969	—	17,206
SG&A expenses	3,909	1,463	1,398	4,654	11,424

Income (loss) from operations	$10,189	$676	$(429)	$(4,654)	$5,782

Three and Six Months Ended June 30, 2005 and June 30, 2004
Net Revenue. Net revenue for the three months ended June 30, 2005 increased $3.8 million, or 15.7%, to $28.3 million compared to $24.5 million for the three months ended June 30, 2004. Net revenue for the six months ended June 30, 2005 increased $7.3 million, or approximately 15.5%, to $54.2 million compared to $46.9 million for the six months ended June 30, 2004. The increase in net revenue for both the three and six months ended June 30, 2005 was primarily due to increased net revenue generated from our real estate development and energy/industrial segments.
Net revenue from our real estate development segment increased $3.0 million, or 16.2%, to $21.9 million for the three months ended June 30, 2005 compared to $18.9 million for same period in 2004. For the six months ended June 30, 2005, net revenue from our real estate development segment increased $6.2 million, or 17.3%, to $42.0 million compared to $35.8 million for the six months ended June 30, 2004. The increase for both periods was primarily due to a strong California residential real estate market, which was partially fueled by the continued low interest rate environment along with an out of balance supply/demand relationship, which, among the geographic communities we serve, is most notable in California. The demand for our services related to the residential real estate market component of our real estate development segment resulted in an increase in our billable employee headcount and a higher direct labor multiplier, partially offset by a decrease in the billable employee utilization rate in this segment for both the three and six months ended June 30, 2005 as compared to the same periods in 2004. The direct labor multiplier shows the amount of net revenue generated for each dollar of direct labor costs incurred on contracts. The billable employee utilization rate is a measure of employee billability.
As noted above, we continue to experience strong results from our real estate development segment, which has benefited from the low interest rate environment along with an out of balance supply/demand relationship, which, among the geographic communities we serve, is most notable in California. Certain events, including the Federal Reserve’s decision to increase the federal funds rate and other factors affecting prevailing interest rates, lead us to believe that there may be further interest rate increases. If interest rates continue to rise, this may impact the demand for real estate, and therefore may have a negative impact on our net revenue and profitability. If home sales were to slow to a point where demand does not outpace supply by a large enough margin, our clients may slow down or cancel work, which may have a negative impact on our net revenue and profitability.
Net revenue from our energy/industrial segment increased $0.6 million, or 32.3%, to $2.6 million for the three months ended June 30, 2005 compared to $2.0 million for the same period in 2004. For the six months ended June 30, 2005, net revenue from our energy/industrial segment increased $0.9 million, or approximately 19.9%, to $5.1 million compared to $4.2 million for the six months ended June 30, 2004. The increase for both the three and six months ended June 30, 2005 was primarily due to the renewed focus by our clients on the development of projects related to wind generated power as well as other projects unrelated to the energy industry, such as industrial projects. This renewed focus resulted in an increase in our direct labor multiplier and billable employee/project worker utilization rates in this segment, while our billable employee/project worker headcount remained relatively flat due to decreases in UEI’s headcount for both the three and six months ended June 30, 2005 as compared to the same periods in 2004 For both the three and six months ended June 30, 2005, the noted increase in net revenue was partially offset by a continued reduction in net revenue by our UEI division due to a continued slowdown in the pace of construction of new power plants, and/or certain other power solutions, and a general decrease in capital spending related to conventional energy projects resulting in a decrease in UEI’s billable employee/project workers headcount, and a decrease in billable employee/project workers utilization rates.
Market uncertainties in the power generation portion of the energy/industrial industry have caused a decline in the pace of construction of new power plants, and/or certain other power solutions, and a general decrease in capital spending related to conventional energy projects. We expect to see our UEI division benefit in the future from our current design and engineering work during the construction phase of such projects. If proposals are not awarded as contracts and/or the market uncertainty continues, there may be reductions in net revenue which would negatively impact profitability of our energy/industrial segment.
Net revenue from our public works/infrastructure segment increased $0.1 million, or approximately 4.5%, to $3.8 million for the three months ended June 30, 2005 compared to $3.7 million for the same period in 2004. For the six months ended June 30, 2005 net revenue from our public works/infrastructure segment increased $0.3 million, or 4.0%, to $7.2 million compared to $6.9 million for the six months ended June 30, 2004. The increase for both the three and six months ended June 30, 2005 was primarily due to increased net revenue for one of our public works/infrastructure divisions, which mainly benefited from its ability to temporarily deploy under-utilized engineers to provide services in support of our real estate development segment. The increases in net revenue were mainly due to higher fees related to services provided to the real estate development segment. These increases were partially offset by decreases in net revenue mainly from our Michigan division for both the three and six months ended June 30, 2005. For the second quarter, our direct labor multiplier decreased while billable employee headcount and billable employee utilization rates remained relatively flat, as compared to the second quarter of 2004. For the six months ended June 30, 2005, our direct labor multiplier, direct employee headcount, and direct employee utilization rate remained relatively flat, as compared to the same period in 2004.
Since the majority of the public works/infrastructure net revenue increase was related to real estate development services, as discussed above, and due to certain current conditions, including a weak economy in some areas served by our public works/infrastructure segment and reduced funding of some public works projects, we could experience a reduction in net revenue and profitability related to this segment, which may result in an adverse impact to our overall company-wide net revenue and profitability.
Gross Profit. Gross profit for the three months ended June 30, 2005 increased $1.6 million, or 17.1%, to $10.8 million compared to $9.2 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, gross profit increased $3.4 million, or 19.7%, to $20.6 million compared to $17.2 million for the six months ended June 30, 2004. The increase in gross profit for both the three and six months ended June 30, 2005 was primarily attributable to higher gross profit generated by our real estate development segment.
Gross profit from our real estate development segment increased $1.2 million, or 16.2%, to $8.7 million for the three months ended June 30, 2005 compared to $7.5 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, gross profit from our real estate development segment increased $2.6 million, or 18.6%, to $16.7 million compared to $14.1 million for the six months ended June 30, 2004. This increase in gross profit for both the three and six months ended June 30, 2005 was primarily attributable to a strong California residential real estate market which resulted in an increase in our billable employee headcount and a higher direct labor multiplier, partially offset by a decrease in the billable employee utilization rate. The increases in gross profit were partially offset by a $0.3 million and $0.6 million increase in our discretionary bonus accrual for the three and six months ended June 30, 2005, respectively.
Gross profit from our energy/industrial segment increased $0.4 million, or 71.3%, to $0.9 million for the three months ended June 30, 2005 compared to $0.5 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, gross profit from our energy/industrial segment increased $0.6 million, or 61.4%, to $1.6 million compared to $1.0 million for the six months ended June 30, 2004. The increase in gross profit for both the three and six months ended June 30, 2005 was primarily due to the renewed focus by our clients on the development of projects related to wind generated power as well as other projects unrelated to the energy industry, such as industrial projects. This renewed focus resulted in a higher direct labor multiplier and an increase in the billable employee/project worker utilization rates while our billable employee/project worker headcount remained relatively flat for both the three and six months ended June 30, 2005, as compared to the same periods in 2004. The noted increases were partially offset by a continued reduction in gross profit by our UEI division for both the three and six months ended June 30, 2005 due to the reasons mentioned above under the “Net Revenue” section.
Gross profit from our public works/infrastructure segment increased slightly during three months ended June 30, 2005 compared to the three months ended June 30, 2004. For the six months ended June 30, 2005, gross profit from our public works/infrastructure segment increased $0.2 million, or 8.2%, to $2.3 million compared to $2.1 million for the six months ended June 30, 2004. The increases for both the three and six months ended June 30, 2005 were mainly due to stronger gross profit generated by one of our public works/infrastructure divisions which provided services to our real estate development segment, partially offset by decreased gross profit from our Michigan division, all of which were mentioned above under the “Net Revenue” section.
As a percentage of net revenue, gross profit increased to 38.1% during the second quarter of 2005 compared to 37.7% during the same period of 2004. For the six months ended June 30, 2005, gross profit as a percentage of net revenue increased to 38.0% compared to 36.7% during the same period of 2004. The percentage increase for the three months ended June 30, 2005, as compared to the same period in 2004, was primarily related to higher gross profit contributed from our energy/industrial segment partially offset by lower gross profit due to the items mentioned above in the preceding paragraphs under “Gross Profit”. The percentage increase for the six months ended June 30, 2005, as compared to the same period in 2004, was primarily related to higher gross profit contributed from our real estate development and energy/industrial segments partially offset by the items noted above in the preceding paragraphs under “Gross Profit”.
As noted above under the “Net Revenue” section, certain economic events/trends may have a negative impact on the gross profit and profitability of our real estate development, energy/industrial, and/or our public works/infrastructure segments in the future.

Selling, General and Administrative Expenses. SG&A for the three months ended June 30, 2005 increased $2.2 million, or 37.5%, to $8.0 million compared to $5.8 million for the same period in 2004. For the six months ended June 30, 2005, SG&A increased $3.5 million, or 30.1%, to $14.9 million compared to $11.4 million for the same period of 2004. The increase in SG&A for the three months ended June 30, 2005 was primarily related to a $1.7 million increase in SG&A from our corporate operations coupled with a $0.8 million increase in SG&A from our real estate development segment, partially offset by a $0.3 million decrease in SG&A from our energy/industrial segment. The increase in SG&A for the six months ended June 30, 2005 was primarily related to a $2.5 million increase in SG&A from our corporate operations coupled with a $1.3 million increase in SG&A from our real estate development segment, partially offset by a $0.4 million decrease in SG&A from our energy/industrial segment.
The $1.7 million and $2.5 million increase in SG&A for the three and six months ended June 30, 2005, respectively, related to our corporate operations was primarily attributable to $1.2 million in merger related costs, an increase in our discretionary bonus accrual, and higher overall compensation costs.
The $0.8 million increase in SG&A related to our real estate development segment for the three months ended June 30, 2005 was primarily attributable to a $0.4 million increase in our provision for doubtful accounts, a $0.2 million increase in our discretionary bonus accrual, higher compensation costs, and increased SG&A associated with two new offices opened in the fourth quarter of 2004. For the six months ended June 30, 2005, the $1.3 million increase in SG&A related to our real estate development segment was primarily attributable to higher overall compensation costs, a $0.3 million increase in our discretionary bonus accrual, an increase in our provision for doubtful accounts, and increased SG&A associated with two new offices opened in the fourth quarter of 2004.
The $0.3 million and $0.4 million decreases in SG&A related to our energy/industrial segment for both the three and six months ended June 30, 2005, respectively, were primarily due to the discontinuation, in January 2005, of a business development agreement for which we incurred costs in 2004, and a decrease in proposal activity.
SG&A related to our public works/infrastructure segment remained relatively flat for both the three and six months ended June 30, 2005, as compared to the same period of 2004. During both periods, this segment experienced an increase in overall administrative costs, which were offset by lower legal expenses and a reduction in the provision for doubtful accounts.
SG&A as a percentage of net revenue for the three months ended June 30, 2005 increased to 28.3% compared to 23.8% for the corresponding prior year period. For the six months ended June 30, 2005, SG&A as a percentage of net revenue increased to 27.4% compared to 24.4% for the corresponding prior year period. During both periods, the percentage increase was primarily due to merger related costs, an increase in our discretionary bonus accrual, higher compensation costs, and an increase in our provision for doubtful accounts.
Interest Income, net. Interest income, net increased by $189,000 to $270,000 during the second quarter of 2005 as compared to the same period in 2004. For the six months ended June 30, 2005, interest income, net increased by $305,000 to $455,000 as compared to the six months ended June 30, 2004. The increase in interest income, net for both the three and six months ended June 30, 2005 resulted from higher yields earned on cash and securities, combined with an increase in the average balance of cash and securities as compared to the same periods in 2004.
Income Taxes. For the three months ended June 30, 2005, the provision for income taxes was $1.5 million compared to $1.4 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, the provision for income taxes was $2.7 million compared to $2.3 million for the six months ended June 30, 2004. The increase in the provision for income taxes for the three and six months ended June 30, 2005 primarily resulted from an increase in our effective tax rate due to the non-deductibility, for tax purposes, of certain merger related costs associated with the proposed merger with Stantec.
Our effective tax rate was 48.2% for the second quarter of 2005 and 43.2% for the six months ended June 30, 2005 as compared to 39.0% for the same periods in 2004. The increase in our effective tax rate for both the three and six months ended June 30, 2005 was primarily the result of the non-deductibility, for tax purposes, of certain merger related costs associated with the proposed merger with Stantec. The increase in our effective tax rate was partially offset by the recently enacted federal tax law which provides a benefit for certain “Qualified Production Activities Income” beginning in 2005.
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
Related Party
In March 2001, we entered into change in control agreements with Aram H. Keith, our chief executive officer and chairman of the board, Eric C. Nielsen, our president and chief operating officer, and Gary C. Campanaro, our chief financial officer and secretary and a director of our company. These agreements provide that if the executive officer’s employment with us terminates as a result of an involuntary or constructive termination (as these terms are defined in the agreements) at any time within two years following a change in control, then, in addition to other benefits, the executive officer will receive a one-time payment, equal to two times the executive officer’s highest annual level of total cash compensation (including any and all bonus amounts) paid by us to that executive officer during any one of the three consecutive calendar years (inclusive of the year of termination) immediately prior to termination. The level of annual cash compensation for the year in which a termination occurs will include any bonus amounts that the executive officer is eligible to receive during the year of termination, whether or not the bonus was earned by him. Under these change in control agreements, for a two-year period following the termination, the executive officer is entitled to receive continuing health coverage at a level commensurate to the coverage provided by us to the executive officer immediately prior to the change in control; all other benefits under welfare benefit plans, practices, policies and programs provided or offered by us, including medical, dental, prescription, disability, employee life, group life, accidental death and travel accident insurance plans and programs, fringe benefits, including without limitation tax and financial planning services, payment of club dues and an automobile allowance; and a reasonable level of outplacement services selected by the executive officer. The executive officer also is entitled to receive a payment by us to offset any excise tax under the Internal Revenue Code of 1986, as amended, that has been levied against the executive officer for payments that we have made to him. In addition, any grants of stock options or restricted shares made to the executive officer will immediately vest and, in the case of stock options, will become exercisable as of the date of termination, and remain exercisable until their respective expiration dates. The merger will constitute a “change in control” under the change in control agreements. Concurrently with entering into the merger agreement with Stantec, our Chief Executive Officer and Chairman of the Board, Aram H. Keith, entered into a letter agreement with Stantec pursuant to which Mr. Keith agreed, conditioned upon the consummation of the merger, receipt of an offer of employment from Stantec Consulting of California, Inc. and the payment of $525,000 at the effective time of the merger, that all of his existing employment arrangements would be superceded, including the change of control agreement discussed above. We are currently engaged in discussions with Mr. Campanaro regarding amounts due under his change in control agreement. We have offered Mr. Campanaro, subject to certain conditions, a payment of $1.75 million, plus a gross up for excise taxes, the payment of certain expenses and the vesting of his unvested options and restricted shares in full settlement of his change in control agreement. Payments under Mr. Campanaro’s change in control agreement are subject to continuing negotiations and may vary. Mr. Neilsen’s employment is expected to continue following the closing of the merger. If his employment were to terminate following the closing of the merger, under certain conditions requiring a severance payment, he would be entitled to a severance payment based on his 2005 salary and 2004 bonus of approximately $900,000, plus ancillary benefits.
We have not entered into any other material related party transactions during 2005.
Liquidity and Capital Resources
Cash and cash equivalents combined with securities available-for-sale (“Securities”) totaled $43.9 million as of June 30, 2005, compared to $42.1 million as of December 31, 2004, an increase of $1.8 million. Working capital as of June 30, 2005 was $59.2 million compared to $55.5 million as of December 31, 2004, an increase of $3.7 million. Our debt to equity ratio as of June 30, 2005 and December 31, 2004 was 0.00 to 1.
Cash Flows From Operating Activities. Net cash provided by operating activities decreased by $3.6 million, to $2.7 million for the six months ended June 30, 2005 compared to $6.3 million for the six months ended June 30, 2004. The decrease in net cash provided by operating activities was primarily due to an increase in cash payments related to our 2004 discretionary bonus plan and other increases in employee compensation totaling $4.5 million, cash payments related to merger costs totaling $0.6 million, and an increase in estimated income taxes paid in the amount of $0.4 million. This decrease was partially offset by an increase in cash collections on contract and trade accounts receivable of $2.2 million.

Cash Flows From Investing Activities. Net cash provided by investing activities totaled $33.3 million for the six months ended June 30, 2005 compared to $5.4 million of net cash used in investing activities for the corresponding prior year period, an increase of $38.7 million. This increase in net cash provided by investing activities was primarily due a $53.8 million increase in proceeds from the sale of Securities, and a $0.5 million decrease in cash used for capital expenditures, partially offset by a $15.8 million increase in the purchase of Securities.
Cash Flows From Financing Activities. Net cash provided by financing activities decreased by $264,000 to $113,000 for the six months ended June 30, 2005 compared to $377,000 for the six months ended June 30, 2004. This decrease in net cash provided by financing activities resulted from a decrease in net proceeds from stock options and restricted shares during the first six months of 2005 as compared to the corresponding prior year period.
We have available a $10.0 million unsecured line of credit consisting of four components: (i) an acquisition component, (ii) an equipment and vehicle financing component, (iii) a standby letter of credit component, and (iv) a working capital component. The line provides up to a maximum of $5.0 million to finance acquisitions, up to a maximum of $3.0 million to finance equipment and vehicle purchases, up to a maximum of $1.0 million for standby letters of credit, and up to a maximum of $10.0 million less the aggregate outstanding principal balance of the acquisition, equipment and vehicle, and standby letter of credit components for working capital. The line bears interest at either a range of 0.25% below prime to prime, or a range of 1.25% to 1.75% over LIBOR depending on our ability to meet certain financial covenants. As of June 30, 2005, we were in compliance with the financial covenants under this line of credit agreement. This line of credit agreement restricts the payment of dividends without the bank’s consent. All components of the line of credit mature in October of 2005, at which time we intend to renew and extend the maturity of the line of credit. We did not have any outstanding balances under this line of credit agreement as of June 30, 2005.
On occasion, we will enter into purchase agreements related to acquisitions which provide for future purchase price payments or “earn-outs” as a result of achieving certain operating results by the acquired companies. As a result of these earn-out provisions, we may be obligated to pay additional consideration in future periods. Current accounting principles require that these earn-outs be accrued on our balance sheet only at the point at which the earn-out period has elapsed and the performance targets have been met. As of June 30, 2005, we have no current or future obligations to pay additional consideration related to earn-out provisions for any of the companies we have acquired.
We do not hold any derivative financial instruments for trading purposes or otherwise. In addition, we presently do not enter into any hedging type activities to manage our exposure to foreign currency risk associated with our Brazilian operation which is part of our energy/industrial segment and generated less than $100,000 in gross revenue for the first six months of 2005. Furthermore, we have not engaged in energy or commodity trading activities and do not anticipate doing so in the future, nor do we have any transactions involving unconsolidated entities, special purpose entities, or variable interest entities.
Future Cash Requirements
We expect to fund our future liquidity needs primarily from (i) operating cash flows, (ii) existing balances of cash and cash equivalents, and (iii) borrowings under our $10.0 million unsecured revolving line of credit, which had no outstanding balance as of June 30, 2005. We believe these sources of funds will be sufficient to provide for our operations and planned capital expenditures and satisfy our lease obligations over the next twelve months. Assuming the proposed merger with Stantec is not consummated, we expect our capital expenditures for the next twelve months to be approximately $3.5 million to $4.0 million.
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
Effect of Recent Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154 (“No. 154”), Accounting Changes and Error Corrections. FASB No. 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in an accounting principle. This Statement applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB Opinion 20 previously required that most voluntary changes in an accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in an accounting principle. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are in the process of evaluating the effect this standard may have on our financial condition, results of operations and cash flows.
In December 2004, Financial Accounting Standards Board issued Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”). Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement over the vesting period. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates an entity’s ability to account for share-based compensation transactions using the intrinsic value method of accounting in APB Opinion No. 25, which was permitted under Statement 123, as originally issued. The revised Statement requires both public and nonpublic entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. Statement 123(R) is effective as of the beginning of the annual reporting period that begins after June 15, 2005. We are in the process of evaluating the effect this standard may have on our financial condition, results of operations and cash flows.
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
Risk Factors — Risks Related to Our Proposed Merger
Failure to complete the merger with Stantec Consulting of California, Inc., a wholly owned subsidiary of Stantec, Inc., could negatively impact the share price and the future business and financial results of our company
The proposed merger with Stantec is subject to a number of conditions, including the approval of the merger by our stockholders, the receipt of tax opinions from legal counsel and a requirement that we have cash and cash equivalents of at least $40.0 million on hand. If any of these conditions were to fail to be satisfied, the merger may not be consummated (at June 30, 2005 we had cash and cash equivalents of $43.9 million). If the merger is not completed, the ongoing business of our company and the trading price of our common stock may be adversely affected and we will be subject to several risks, including the following:
•	failure to complete the Merger may seriously harm investors’ and analysts’ perception of our underlying business and prospects which could seriously harm our stock price;

•	the price of our common stock, which currently reflects an inherent premium due to the proposed merger, may decline to price ranges similar to, or below, those that existed prior to the announcement of the merger;

•	costs related to the proposed merger, such as legal, accounting, financial advisory and financial printing fees must be paid and expensed by us, even if the merger is not completed. Such merger related costs are non-deductible for income tax purposes;

•	we may be required to pay Stantec a termination fee of $3,000,000, plus its expenses, if the merger agreement is terminated in certain circumstances;

•	the diversion of management’s attention from our day-to-day business and the unavoidable disruption to our employees and our relationships with customers may, in turn, detract from our ability to grow revenue and minimize costs and lead to a loss of market position that we could be unable to regain;

•	our management may not have pursued operating plans and acquisitions and other opportunities that could be beneficial to our company;

•	the announcement of the planned merger or the failure to complete the merger could have an adverse effect on our revenue in the near-term if customers delay, defer or cancel contracts pending resolution of the planned merger; if this were to occur, our results of operations and quarterly revenue could be substantially below the expectations of market analysts and could cause a reduction in our stock price;

•	we will need to resume the implementation of a new company-wide Enterprise Service Automation (“ESA”) software system which may prove more difficult and expensive in light of its postponement (see risk associated with not successfully implementing our ESA software system below); and

•	we would not realize the benefits we expect to receive by being part of a combined company with Stantec, as well as the potentially enhanced financial and competitive position we believe would result from the merger.
In addition, in the event that the merger is not completed and our Board of Directors determines to seek another merger or business combination, it may not be able to find a partner willing to pay an equivalent or more attractive price than that which would have been paid in the proposed merger with Stantec Consulting of California, Inc.

Risk Factors — Risks Related To Our Industries
Our business could suffer if there is a downturn in the real estate market
We estimate that during the first six months of 2005, approximately 77% of our net revenue and 89% of our income from operations, excluding corporate overhead/expenses, were related to services in connection with residential and commercial real estate development projects. Reduced demand in the real estate market would likely decrease the demand for our services. A decrease in the demand for our services could result in cash flow difficulties and potential operating losses for our company.
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

We may have difficulty in attracting and retaining qualified professionals, which may harm our reputation in the marketplace and restrict our ability to implement our business strategy
We derive our revenue almost exclusively from services performed by our professionals. We may not be able to attract and retain the desired number of professionals over the short or long-term. We may find it more difficult to attract and retain professionals during the period our merger is pending. There is significant competition for professionals with the skills necessary for providing our services from major and boutique consulting, engineering, public agency, research and other professional service firms. We believe our existing relationships between our clients and our employees is one of our greatest business development assets. Our inability to attract and retain qualified professionals could impede our ability to secure and complete engagements, in which event we may lose market share and our revenue and profit may decline.
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
Risk Factors — Risks Related To Our Business
Our revenue, income and cash flow could decline if there is a downturn in the California economy or real estate market
We estimate that during the first six months of 2005, approximately 79% of our net revenue and 95% of our income from operations, excluding corporate overhead/expenses, were derived from services rendered in California. Poor economic conditions in California may significantly reduce the demand for our services and decrease our revenue and profits. From 1991 to 1996, our business was negatively impacted during the real estate market downturn in Southern California, and we experienced cash flow difficulties and substantial operating losses.
If our estimates or assumptions used in arriving at the fair value of acquired entities change from those used in our current valuations, we may be required to recognize a goodwill impairment loss
We use estimates in order to determine if goodwill has been impaired. An impairment loss may be required to be recognized if the carrying amount of a reporting unit’s net book value exceeds the estimated fair value of the reporting unit. We arrive at the estimated fair value of a reporting unit by using a variety of customary valuation methods, such as discounted cash flow analysis and multiples of net revenue and earnings before interest and taxes. These valuation methods use a variety of assumptions such as future billable employee headcount, net revenue per billable employee, operating income, cash flow, discount rates and multiples. Estimating fair value of a reporting unit is a subjective process and requires the use of our best estimates. If our estimates or assumptions change from those used in our current valuation, we may be required to recognize an impairment loss. As of June 30, 2005, our goodwill balance was $23.1 million.

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
Our diversification strategy could decrease our operating margins
To help reduce our susceptibility to economic cycles affecting our current high concentration of work in the real estate development industry, assuming the proposed merger is not consummated, then we intend to expand our work in the public works/infrastructure and the energy/industrial industries, as feasible. As a result of this diversification strategy, our operating margins may be negatively affected by the decreased business concentration from the real estate development industry which has historically yielded higher operating margins than services provided to the public works/infrastructure and energy/industrial industries.
If we are unable to effectively manage our growth, we may experience a decline in our revenue and profitability
We have grown rapidly and assuming the proposed merger is not consummated, we intend to pursue further growth, through acquisitions and otherwise, as part of our business strategy but we may not be able to manage our growth effectively and efficiently. Our inability to manage our growth effectively and efficiently could cause us to incur unforeseen costs, time delays or other negative impacts, any of which could cause a decline in our revenue and profitability. Our rapid growth has presented and will continue to present numerous administrative and operational challenges, including the management of an expanding array of engineering and consulting services, the assimilation of financial reporting systems, increased pressure on our senior management and increased demand on our systems and internal controls.
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
•	We may fail to consummate an acquisition even if an announcement had been made to acquire a target company;

•	As the engineering industry consolidates, suitable acquisition candidates are expected to become more difficult to locate and may only be available at prices or under terms that are less favorable than in the past;

•	We may not be able to arrange suitable financing to consummate an acquisition;

•	We may not be successful in integrating an acquired company’s professionals, clientele and culture into ours;

•	We may not be successful in generating the same level of operating performance that an acquired company experienced prior to the acquisition;

•	As we expand our service offerings and geographic presence, we may not be able to maintain the current level of quality of services;

•	We may not be able to maintain our reputation in an acquired entity’s geographic area or service offerings and as a consequence our ability to attract and retain clients in those or other areas may be negatively impacted;

•	An acquired company may be less profitable than we, resulting in reduced profit margins; and

•	The acquisition, subsequent integration, and ongoing operations of an acquired company may require a significant amount of management’s time, diverting their attention from our existing operations and clients.
From time to time, we have pursued and may continue to pursue and invest in business opportunities that are not directly within our core competencies. If these business opportunities are not profitable, our results of operations may be materially adversely affected
We may not always control all aspects of new business opportunities outside of our core competency and we may depend in part upon the knowledge and expertise of other professional service providers and management teams in order to make these business opportunities profitable. New business opportunities can also require substantial management time which may create a distraction from our day to day business operations. If these business opportunities do not perform as anticipated or are not profitable, our earnings in those periods may be materially adversely affected and we may experience a partial or complete loss of our investment. During 2004, we made an investment in a private entity in the energy sector for which we received a controlling interest. Accordingly, we had consolidated this entity’s financial results with those of ours. As a result of this entity’s operating results falling below our expectations, we made a decision in December 2004 to shut down the entity’s operations and wrote-down the assets to their estimated fair value. Our total loss, including the write-down of the assets, associated with this operation for fiscal year 2004 was approximately $430,000, net of income taxes.
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
Adverse weather conditions or acts of God may cause a delay or elimination of our net revenue that otherwise would have been recognized and adversely affect our profitability
Field activities are generally performed outdoors and may include surveying, archeology, plant start-up and testing, and plant operations. Certain weather conditions or acts of God (such as fire, floods, and similar events) may cause postponements in the initiation and/or completion of our field activities and/or may hinder the ability of our office employees to arrive at work, which may result in a delay or elimination of revenue that otherwise would have been recognized, while certain costs will continue to be incurred. Adverse weather conditions or acts of God may also delay or eliminate our initiation and/or completion of the various phases of work relating to our other engineering services that commence concurrent with or subsequent to field activities. Any delay in completion of the field, office and/or other activities may require us to incur additional costs attributable to overtime work necessary to meet the client’s required schedule. Due to various factors, a delay in the commencement or completion of a project may also result in a cancellation of the contract. As a result, our net revenue and profitability may be adversely affected.
From time to time we may open additional offices. We will incur start-up expenses as we open up these new offices and these offices may not be profitable soon, or at all
If we do not generate ongoing and growing business through new or existing clients to sustain and grow our new offices and retain qualified management and staff to operate these offices, our margins and profitability may decline. In October 2004, we opened two new offices in Southern California to service existing business in our real estate development sector and in an effort to generate new business. As part of our merger agreement, we have agreed not to open any significantly large new offices without the approval of Stantec during the pendency of our merger with Stantec. We may open additional offices in California or elsewhere in conjunction with Stantec’s approval to capitalize on growth or other strategic opportunities. Opening new offices involves start-up expenses, multi-year capital commitments, and requires substantial management time which may create a distraction from the day to day operations of our business. Critical to the success of an office is having the right management and staff. If the office does not have the right management and staff, it can have low margins or not be profitable. Also, if we open new offices in California and if these offices grow, we increase the risks associated with our significant concentration of business in California and in the real estate development sector.
Our business could suffer as a result of our recent decision to discontinue operating under a union survey agreement in Northern California
In the second quarter of 2005, we decided to discontinue union survey operations that existed under a collective bargaining agreement with the Bay Counties Civil Engineers and Land Surveyors Association and Operating Engineers Local Union No. 3 and began operating as non-union surveyors. This followed the March 2005 ending of our existing agreement that covered all of our field survey employees (approximately 25) in Northern California. The union may choose to picket our offices or sites where we work or could attempt a reorganization effort. If so, we may suffer work stoppages and/or slow downs or our clients may ask other firms to provide these services, any of which could disrupt our ability to provide services to our clients and negatively affect our revenues and profitability. In addition, the Company’s unionized competitors may use this decision as leverage to disqualify us from certain project opportunities. If we lose a significant number of employees in this area, we may be forced to use subcontractors to perform work we are obligated to complete (See risk factor associated with our ability to engage qualified subcontractors below). Furthermore, if our union surveyors in Southern California, where we are a party to a different union agreement, find that they prefer non-union treatment, they may choose to pursue work with non-union firms in the area and discontinue their relationship with the union and us. Should this occur, it could negatively affect our revenues and profitability.
If we are unable to successfully implement our new Enterprise Service Automation software system, we may incur further costs to implement or upgrade our systems, our cash flows may be effected, and our ability to make timely filings with the Securities and Exchange Commission may be impaired, all of which are distractions to management
Due to various reasons, our business requires a new company-wide ESA software system. This system will replace our existing accounting and project reporting system. We originally intended on implementing a new ESA software system over the course of 2005, which would have allowed the migration to a new system in 2006. In light of the pending merger with Stantec, we have deferred the implementation of this system, since it would be redundant with other systems maintained by Stantec. If for any reason the merger is not consummated, we will need to resume the implementation of a new ESA system, which may prove more difficult and expensive in light of the delays. If we do not complete the implementation of the project timely and successfully, we may experience, among other things, additional costs associated with completing this project, an inability to issue client invoices on a timely basis which may result in reduced cash flows, and our ability to make timely filings with the Securities and Exchange Commission may be impaired. All of this may also result in a distraction of management’s time, diverting their attention from our existing operations and strategy.
We derive revenue from contracts for work performed in foreign countries which are subject to a number of risks that could adversely affect the results from these contracts
The work that we currently perform in foreign countries does not represent a significant part of our business, and during the first six months of 2005, net revenue generated from work in foreign countries, including Brazil represented less than 1% of our Company wide net revenue. We may, however, continue to seek opportunities abroad in the future which may increase our concentration of foreign net revenue. International business is subject to the customary risks associated with international transactions, including political risks, local laws and taxes, difficulty in enforcing contracts, the potential imposition of trade or currency exchange restrictions, tariff increases and difficulties or delays in collecting accounts receivables. Weak foreign economies and/or a weakening of foreign currencies against the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations. We presently do not enter into any hedging type activities to manage our exposure to foreign currency risk associated with our Brazilian operations.
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
If we are unable to engage qualified subcontractors, we may lose projects, revenue and clients
We often contract with outside companies to perform designated portions of the services we perform for our clients. If we are unable to engage qualified subcontractors, our ability to perform under some of our contracts may be impeded and the quality of our service may decline. As a consequence, we may lose projects, revenue and clients. For the six months ended June 30, 2005, subcontractor costs accounted for approximately 7.1% of our net revenue.
Our backlog is an uncertain indicator of future financial performance and is subject to adjustment or cancellation
Our gross revenue backlog for fixed-price contracts and time-and-material contracts with not-to-exceed provisions as of June 30, 2005 was approximately $81.9 million. We cannot assure you that the entire balance of our backlog will convert into revenue since our contracts are subject to scope adjustments and/or cancellations. Scope adjustments or cancellations may result in a reduction in our backlog, which could adversely affect our revenue and profitability.
Risk Factors — Risks Related To Ownership of Our Stock
Our stock price may decrease, which could result in significant losses for investors or adversely affect our business
The following factors could cause the market price of our common stock to decrease, perhaps substantially :
•	the failure of our quarterly operating results to meet expectations;

•	adverse developments in the worldwide economy, the financial markets, the engineering and consulting services market, the real estate market, the public works/infrastructure market, and/or the energy/industrial market;

•	changes in interest rates;

•	our failure to meet securities analysts’ expectations;

•	changes in accounting principles;

•	sales of common stock by our senior management, members of our board, existing shareholders, or holders of options/restricted shares;

•	failure to complete the proposed merger;

•	announcements of key developments by our competitors;

•	the reaction of markets and securities analysts to announcements and developments involving our company; and

•	resolution of threatened or pending litigation.
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
Our common stock is thinly traded. Consequently, it may be difficult for shareholders to sell our common stock, which may result in losses for investors
The average daily trading volume, excluding block trades, for our common stock on the Nasdaq National Market was approximately 15,100 shares for the trailing twelve months ended June 30, 2005. Accordingly, the market price of our common stock is subject to significant fluctuations that may have been, and may continue to be, exaggerated due to the lack of an active trading market for our common stock. This negative factor may make it difficult for shareholders to sell our common stock, which may result in losses for investors.
If we need to sell or issue additional shares of common stock and/or incur additional debt to finance future acquisitions, your stock ownership could be diluted and our results of operations could be adversely affected
Assuming the proposed merger is not consummated, our business strategy is to expand into new markets and enhance our position in existing markets through the acquisition of complementary businesses. In order to successfully complete targeted acquisitions or to fund our other activities, we may issue additional equity securities that could dilute your stock ownership. We may also incur additional debt if we acquire another company, and this could negatively impact our results of operations.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to interest rate changes primarily as a result of our cash and cash equivalents (“Cash”), and line of credit, which are used to maintain liquidity and to fund capital expenditures and our expansion. Due to our large balance of Cash, our earnings and cash flows may be materially impacted by changes in interest rates.
Due to our having no outstanding debt as of June 30, 2005, our earnings and cash flows should not be materially impacted by changes in interest rates on our debt. Our bank line of credit is based on variable interest rates and is therefore affected by changes in market rates. We do not enter into derivative or interest rate hedging transactions.
ITEM 4. Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective.
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
There have been no changes in our internal control over financial reporting that occurred during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
On May 17, 2005, we held our annual meeting of the shareholders. At this meeting, our shareholders were asked to vote on two matters:

•	the election of five directors; and

•	the ratification of the appointment of KPMG LLP as our independent registered public accounting firm for fiscal 2005.

Of the total outstanding shares, 7,040,110 or 88.71%, were voted.

The first item presented for a vote before our shareholders was the re-election of our five directors. Set forth below is information with respect to the nominees elected as directors at the annual meeting and the votes cast for, against and/or withheld with respect to each such nominee.

Individual	For	Against	Withheld
Aram H. Keith	5,830,111	0	1,209,999
Gary C. Campanaro	5,824,011	0	1,216,099
George Deukmejian	6,999,960	0	40,150
Christine D. Iger	7,000,570	0	39,540
Edward R. Muller	6,870,573	0	169,537
There were no broker non-votes in connection with this proposal.

The second item presented for a vote before the shareholders was the ratification of the appointment of KPMG LLP as our independent registered public accounting firm for fiscal 2005. Of the votes received, 7,034,592 were in favor of the proposal, 4,105 were against, and 1,413 were withheld. There were no broker non-votes in connection with this proposal.

There were no other matters submitted for a vote of our shareholders during the period covered by this report.
Item 5. Other Information
None
Item 6. Exhibits
(a)	Exhibits

Number
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Dated August 4, 2005

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Dated August 4, 2005

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Dated August 4, 2005

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Dated August 4, 2005

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 4, 2005	THE KEITH COMPANIES, INC.
	By:	/s/ Aram H. Keith
Aram H. Keith
Chairman of the Board of Directors and Chief Executive Officer

By:	/s/ Gary C. Campanaro
Gary C. Campanaro
Chief Financial Officer and Secretary

EXHIBIT INDEX

Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Dated August 4, 2005

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Dated August 4, 2005

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Dated August 4, 2005

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Dated August 4, 2005